Form 10-K
period 1994-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2000-07-11
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ______________

Commission file number 0-19258

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	11-3022123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

c/o Megan Asset Management, Inc.
1424 West Century Avenue, Suite 102, Bismarck, ND 58501
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (701) 223-2923

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: LIMITED PARTNERSHIP INTERESTS

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /     No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: NOT APPLICABLE

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

/ / Yes /X/ No - 1990 Bankruptcy = more than 5 years

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

This filing is a consolidated filing for the fiscal year ended March 31, 1994, and the fiscal quarters ended June 30, September 30, and December 31, 1993, as Bayfield Low Income Housing Limited Partnership (the "Partnership") did not file an Annual Report on Form 10-K for the fiscal year ended March 31, 1994, nor did it file Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1993. The Partnership made a similar consolidated filing for th 995 and the fiscal quarters ended June 30, September 30, and December 31, 1994.

PART I

Item 1. Business

Organization

Bayfield Low Income Housing Limited Partnership (the "Partnership") is a Delaware limited partnership organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 debtor investor limited partnerships (the "Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as confirmed July 13, 1990 and amended from time to time thereafter (the "Plan"). Each of the Debtor Investor Part aware limited partnership which was originally formed to and did acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which has developed and now owns and operates a multi-family apartment complex for low to moderate income tenants (each, a "Project"). (See "Item 2. Properties.")

The Partnership was created under the Plan as a master limited partnership into which all of the assets and liabilities of the Debtor Investor Partnerships were "rolled-up" as of July 1, 1990.

Pursuant to the Plan, the Partnership has succeeded to the interests of the Debtor Investor Partnerships in the Operating Partnerships, and the Debtor Investor Partnerships were liquidated in 1990.

The 52 Debtor Investor Partnerships were the following Delaware limited partnerships:

ARLINGTON Estates Limited Partnership, BARRINGTON Estates Limited Partnership, BAYFIELD Estates Limited Partnership, BEECHFIELD Estates Limited Partnership, BIRCHFIELD Estates Limited Partnership, BLAKEFIELD Estates Limited Partnership, BRIGHTON Estates Limited Partnership, BROOKLINE Estates Limited Partnership, CANDLE RIDGE Estates Limited Partnership, CANTERBURY Estates Limited Partnership, CARLYSLE Estates Limited Partnership, CHERRYWOOD Estates Limited Partnership, CHESTERFIELD Estate Estates Limited Partnership, CLAYTON Estates Limited Partnership, CLOVERFIELD Estates Limited Partnership, COPPERFIELD Estates Limited Partnership, CRESCENT Estates Limited Partnership, DEERFIELD Estates Limited Partnership, DELAFIELD Estates Limited Partnership, EDENFIELD Estates Limited Partnership, EMERALD Estates Limited Partnership, EVEREST Estates Limited Partnership, EVERGREEN Realty Investors Limited Partnership, FIRST Estates Limited Partnership, GLENWOOD Estates Limited Partnership, GREENFIELD Es NWOOD Estates Limited Partnership, HARBORFIELD Estates Limited Partnership, HOLLY Estates Limited Partnership, HUNTER Estates Limited Partnership, KEHRS MILL Estates Limited Partnership, LITTLEFIELD Estates Limited Partnership, LIVINGSTON Realty Investors Limited Partnership, MEADOWFIELD Estates Limited Partnership, MITCHELLFIELD Estates Limited Partnership, NORTHFIELD Estates Limited Partnership, NORWICH Estates Limited Partnership, OLEANDER Estates Limited Partnership, PINE HOLLOW Estates, A Delaware Ltd. s Limited Partnership, PLANTINGFIELD Estates Limited Partnership, REDWOOD Estates Limited Partnership, ROSEWOOD Estates Limited Partnership, SAGEWOOD Estates Limited Partnership, SOUTHFIELD Estates Limited Partnership, SPRINGFIELD Estates Limited Partnership, SUMMERFIELD Estates Limited Partnership, SYCAMORE Realty Investors Limited Partnership, WALNUT Estates Limited Partnership, WILSHIRE Estates Limited Partnership, WYNNFIELD Estates Limited Partnership.

First American Holdings, Inc., a Delaware corporation ("First American"), was the sole general partner of each of the Debtor Investor Partnerships, and was initially the General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by the representatives of the three principal creditor classes in the bankruptcy proceeding eloper Class Representative", the "Secured Lender Group", and the "Investor Committee") selected Megan Management Company Inc. ("Megan Management") as the independent manager.

Effective December 23, 1991, First American withdrew as general partner; subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the "Settlement Agreement") with the Partnership and Megan Management. Among other things, the Settlement Agreement provided for certain amendments to the Partnership Agreement of the Partnership and, at the request of the Investors Committee referred to below (see "Item 10. Directors and Executive Officers of the Registrant - The I n placement of First American as General Partner of the Partnership by Megan Management or an affiliated company. The Settlement Agreement was approved by the bankruptcy court, and the Plan modified in accordance therewith, by an order entered June 22, 1992. Consent of the Limited Partners of the Partnership was obtained in October 1992.

As of December 31, 1992, Megan Management's rights and obligations as general partner and independent manager of the Partnership were assigned to, and assumed by, Megan Asset Management, Inc. ("Megan Asset Management" or the "Independent Manager"), a corporation which was under common ownership and control with Megan Management.

Megan Asset Management, in its capacity as Independent Manager under the Plan, is responsible for the day-to-day management of the Partnership's operations. See "Description of Business" under this Item and "Item 10. Directors and Executive Officers of the Registrant the Independent Manager".

Each of the Debtor Investor Partnerships' offerings of Limited Partnership Interests (as hereinafter defined) had been closed prior to the organization of the Partnership. Accordingly, no additional interests in the Partnership are being made available and only limited transfers of Limited Partnership Interests in the Partnership are being effected in accordance with the Partnership Agreement. See "Item 5. Market for Registrant's Limited Partnership Interests and Related Security Hol 31, 1994, the Partnership continued to collect capital contributions due the Partnership pursuant to promissory notes executed by its Limited Partners in connection with the purchase of their interests in the Debtor Investor Partnerships (the "Investor Notes"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Pursuant to the Plan, the Partnership was indebted to four secured lenders which had originally made loans to the Debtor Investor Partnerships (including their successors in interest, the "Secured Lenders"). Such loans were secured by the Investor Notes, among other things, and the Secured Lenders (two of which were in receivership) collected the Investor Notes pursuant to a lock box arrangement. In August 1993, the approximately $3,100,000 in remaining indebtedness from the Investor Not e iminate problems that the Partnership was experiencing in the servicing of the Investor Notes by the insolvent institutions and generally to improve the servicing of the Investor Notes.

The Partnership's principal executive offices are located at 1424 West Century Avenue, Suite 102, Bismarck, North Dakota, 58501 and its telephone number is (701)223-2923.

Description of Business

The Partnership's principal business is to maintain its investments in the form of Limited Partnership Interests in the Operating Partnerships (and, through such investments, in the Projects) and to carry out the provisions of the Plan. See "Business Objectives" under this Item.

The Projects include newly constructed or rehabilitated existing properties. A majority of the Projects received financing from the Farmers Home Administration of the U.S. Department of Agriculture (the "FmHA"). FmHA loans were extended to qualified sponsors, organized exclusively for the purpose of providing housing, in amounts up to 97% of apartment complex costs for terms up to 50 years. In addition, FmHA provided mortgage interest subsidies, which effectively lowered the interest rate f which the owner of apartment complexes must pass on to eligible tenants in the form of lower rents. FmHA regulations limit cash distributions to owners of apartment complexes which the FmHA finances to a maximum annual return of 8% on the remaining 3% equity contribution made by the owners.

The FmHA prescribes eligibility requirements for tenants in each such apartment complex. Rent increases required to meet increased operating expenses for such an apartment complex must be approved by the FmHA. The management agent and the terms of the management agreement for each such apartment complex must also be approved by the FmHA. FmHA regulations limit the number of apartments eligible for Rental Assistance Payments to 40% of the total number of units in an apartment complex. How e ent complex for use solely by elderly or handicapped persons may receive Rental Assistance Payments under most circumstances.

For apartment complexes funded after December 21, 1979, applicable law and regulations require the owner to utilize the assisted housing for tenants eligible under the Section 515 Program for a period of 20 years following closing of the FmHA mortgage. Pursuant to the Department of Housing and Urban Development Reform Act of 1989, the owner cannot prepay during the 50-year term of the mortgage loans obligated after December 15, 1989. However, the FmHA may guarantee an equity loan to the o from the making of the FmHA mortgage loan, in an amount equal to the lesser of 90% of the appraised value of the complex less the then outstanding mortgage amount or 30% of the amount of the original loan.

The 1989 Tax Act provided for an extension of the 15-year period during which the Projects must comply with certain, continuing occupancy requirements (the "Compliance Period") for new Projects (i.e. Projects receiving allocations of Tax Credits (as hereinafter defined) after 1989). Under this provision, the applicable credit agency of each states (each, a "Credit Agency") and the owner (i.e., the Operating Partnership) must enter into an agreement establishing an extended Compliance Peri owever, the Operating Partnership of a Project may, one year prior to the end of the 15-year Compliance Period, request the Credit Agency to present to such Operating Partnership a contract to purchase the Project. The purchase price would be equal to the sum of (i) the outstanding mortgage debt on the Project, plus (ii) the cash invested with respect to the Project, increased by a cost of living adjustment (not to exceed five percent in any year), plus (iii) other capital contributions, minu from (or available for distribution from) the Project. In the event that the Project is not initially occupied entirely by low-income tenants, this provision relates only to the low-income portion of the Project. If the Credit Agency does present such a contract to the Operating Partnership, the Project can be sold for that price. If no contract is presented, then the Operating Partnership may sell the Project at any price obtainable and without use restrictions or convert to market rate use, with the quali me tenants may not be evicted (except for good cause) or have their rents raised beyond amounts allowed under the rent restriction test for a three year period after the initial 15-year Compliance Period. Furthermore, the low-income restrictions would terminate upon a foreclosure or deed-in-lieu of foreclosure.

Each Project qualified for the low income housing credits (the "Tax Credits"), under Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low and moderate income rental housing. In order to generate Tax Credits, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly li . During the twelve months ended March 31, 1993, one Operating Partnership became insolvent or bankrupt, and a portion of its Tax Credits were lost to the Partnership. In addition, during such period, the Partnership acquired limited partnership interests in one additional Operating Partnership and in several investor partnerships owning limited partnership interests in Operating Partnerships which own and operate Projects qualifying for Tax Credits. See "Item 2. Properties" and "Item 3. Legal Proceedings".

In order to carry out the Partnership's obligations, the Independent Manager, on behalf of the Partnership, must collect when due installments on Limited Partners' Investor Notes and apply the proceeds thereof in accordance with the Plan. The collection efforts may include the commencement of legal proceedings when appropriate. The Independent Manager also monitored the collection of Investor Notes pledged as collateral for the outstanding loans made to the Debtor Investor Partnerships. U ancing of the Partnership's interests in the Operating Partnerships scheduled to commence in 2003 to 2005, as described below under "Business Objectives", the Partnership does not expect to make new investments or otherwise engage in additional business activities beyond the maintenance of its existing interests in the Operating Partnerships. During that period, the Independent Manager expects to continue the collection efforts referred to above, maintain the books and records of the Partnership, monitor th ir respective partnership agreements and the Tax Credit provisions of the Tax Code, oversee the preparation of the Partnership's tax returns and the review of tax returns relating to the Partnership's interests in the Operating Partnerships by the Operating Partnership's accountants, and furnish the Limited Partners with certain information relating to their interests in the Partnership.

The Independent Manager is also authorized to take all actions as may be necessary or desirable to enable the Partnership to carry out the activities and perform the duties contemplated by the Plan and to exercise its rights under the Plan.

Business Objectives

The business objectives of the Partnership, as set forth in the Plan, are to: (1) preserve and protect the Partnership's capital; (2) provide current tax benefits to Limited Partners in the form of (a) during approximately the first ten years of the Partnership's operation, Tax Credits which a Limited Partner may apply, subject to certain strict limitations, against his or her federal income tax liability, and (b) tax losses which an Investor may apply, subject to strict limitati o gainst his or her taxable income; (3) provide, on a current basis and to the extent available, limited cash distributions from operations, no significant amount of which is currently anticipated; and (4) provide capital appreciation through increases in the value of the Partnership's investments. There can be no assurance that the Partnership's objectives will be achieved.

With respect to the goal of preserving the Partnership's capital, as of March 31, 1994, the Partnership had $6,675,000 outstanding balance of the approximately $60,000,000 originally committed by the Limited Partners as Capital Contributions. Of the amount outstanding on March 31, 1994, $1,450,000 was from past due installments, and the amount of future payments from the Investor Notes that were past due was $370,000. While the Partnership is continuing to attempt to collect delinquent In ection of such amounts is in doubt and the Partnership is evaluating the utility of continuing collection efforts. As of December 31, 1997, approximately $1,200,000 was outstanding from past due investors.

Moreover, the goal of preserving the Partnership's capital, as well as the goal of providing capital appreciation from the Partnership's investments, is substantially dependent on the Partnership's maintaining its interests in the Operating Partnerships and the value of such interests. Such value, in turn, is substantially dependent on the tax laws and governmental regulations at the time of sale, as well as market conditions generally. While the Partnership will not be able to finally de sts in the Operating Partnerships until the sale or refinancing of such interests has been concluded at the end of the Compliance Period (i.e., approximately 2003 to 2005), based upon the tax laws, governmental regulations and market conditions in effect as of the date hereof, if the tax laws remain unchanged, it is anticipated that the Limited Partners would recover only 50% or less of the value of their respective Capital Contributions to the Partnership upon the sale or refinancing of the Partnership's i erships. The foregoing does not give effect, however, to the value of the tax credits and losses received to date and still to be received.

From time to time, several individual Operating Partnerships have become bankrupt or insolvent. The Independent Manager has attempted to maintain the viability of certain of such Operating Partnerships where it has appeared reasonable to do so, and, in 1995, caused one or more of its affiliated companies to become the general partners of three such Operating Partnerships in order to attempt to prevent the foreclosure and resulting loss to the Partnership of the three Projects operated by wever, since confirmation of the Plan and sale of the Partnership's interests (the "Auction Interests") in certain of the Operating Partnerships to raise cash as required by the Plan, four Operating Partnerships have been lost to the Partnership through bankruptcy or insolvency. See "Item 2. Properties" and "Item 3. Legal Proceedings"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity"

The Partnership continues to provide tax benefits, principally Tax Credits, to its Limited Partners. In order to generate Tax Credits, there are significant continuing occupancy requirements with which each Project must comply for the 15-year Compliance Period (30 years in the case of one of the Partnership's Operating Partnerships and certain Operating Partnerships in which the Partnership has an indirect interest through its ownership of limited partnership interests in real estate investment partnerships). To the extent a Project does not comply with the Tax Credit with respect to any rental apartment, all of the Tax Credits previously generated by the non-complying dwelling units in the applicable Project, and used by the Limited Partners, would have to be recaptured and the Limited Partners would have to pay a tax equal to one-third of the Tax Credits so generated and used by the Limited Partners to reduce their tax liability, together with possible penalties and interest.

It is estimated that, without additional acquisitions of interests in limited partnerships owning Projects eligible for Tax Credits to replace such interests lost through bankruptcy or insolvency or the settlement of litigation, the amount of Tax Credits and tax losses to be generated by the Partnership will be approximately $.95 to $1.05 for every $1.00 invested, rather than the $1.10 for every $1.00 estimated in the Plan, and that the production of such Tax Credits will take slightly longer than ten the years estimated in the Plan. The foregoing estimate does not give effect to the possible loss of Tax Credits that might result from the Internal Revenue Service audit of Flambeau Village Limited Partnership referred to below under "Item 3. Legal Proceedings". Such estimate is based on the following assumptions: (i) the Partnership will use its available cash to attempt to preserve as much of its present portfolio as possible and will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships, (ii) the applicability of current tax law and regulations and current interpretations of such law and regulations by the courts, (iii) the occupancy of each of the Projects with qualifying individuals throughout the applicable Tax Credit compliance period, and (iv) that no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group.

With respect to the goal of making cash distributions, the Partnership does not expect to make material distributions from operations beyond those previously made, as its sources of liquidity are being used to meet its operating expenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity" and "-- Capital Resources".

Employees

The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs 3 people on a full-time basis.

Item 2 . Properties.

Each Operating Partnership owns and operates a Project, which generates Tax Credits under Section 42 of the Tax Code. A description of the Projects is contained in the following tables.

The basis for the tabular computation of "Approximate Average Annual Anticipated Federal Credits" on the following tables is the maximum amount of Tax Credits contracted by the general partners of the Operating Partnerships to the Partnership for the balance of the 10-year period which commenced in 1987.

			Project's	Developer's	Bayfield Ownership Interest		Bayfield's Committed	Approx. Ave. Annual		Accum. LIHC (From
Operating Partnership	Location	Number of Units	Mortgage Balance	Original Equity	Tax Items	Capital Events	Capital Contribution	Anticipated Federal Credits	1993 LIHC Credits	Inception of Bayfield)
Alachua Villas	Alachua, FL	35	$976,299	$51,575	99	50	$224,387	$46,161	$44,414	$165,452
Albany Commons, Ltd.	Albany, NY	24	701,084	23,400	99	50	177,929	35,511	32,342	121,400
AMF RRH, Ltd.	Anthony, FL	36	1,104,069	80,868	99	50	323,513	55,271	52,865	198,760
Anderson Country EST.	Palmyra, MO	24	590,551	18,340	99	50	122,268	28,470	25,107	94,979
Aurora Limited	Aurora, IN	32	1,050,099	51,400	99	50	180,468	40,125	35,591	130,192
Baker Heights II Ltd.	Baker Heights, WV	32	991,252	53,000	95	50	241,438	47,529	43,655	164,183
Bayshore North Apts-IV	Brewerton, NY	36	1,347,752	41,840	99	50	319,017	61,218	58,902	218,843
Belfast Housing Assoc.	Belfast, ME	24	1,140,694	60,500	99	50	282,195	57,521	53,147	199,632
Berea Summit, Ltd.	Shelbyville, KY	15	440,465	5,856	99	50	45,134	9,248	8,112	30,450
Berkshire Apts. #2	Harrodsburg, KY	22	680,690	36,150	95	50	136,665	24,633	22,757	81,584
Blades Limited Ptnrshp	Blades, DE	33	1,245,832	66,000	99	50	301,958	66,288	57,856	207,103
Blanchard Apartments	Blanchard, LA	24	716,140	37,250	95	50	167,124	32,000	29,384	110,466
Brentwood Apts., Ltd.	Flatwoods, KY	21	685,474	36,500	99	50	160,800	31,517	30,238	113,600
Briar Hill Apts., Ltd	Barbourville, NY	16	369,083	34,171	95	50	88,475	18,887	17,023	63,416
Broadway Terrace,Ltd.	Drew, MS	48	1,353,644	73,650	99	50	301,536	65,380	51,227	188,041
Bunkie Apartments	Bunkie, LA	24	689,904	36,520	95	50	164,759	36,000	30,361	114,175
Canal Town Associates	Canastota, NY	6	259,641	15,991	95	50	57,391	11,376	10,445	39,269
Canyon Hills Villas	Ft Benton, MT	10	337,586	10,500	99	50	78,878	13,938	12,920	44,320
Cedar Crest Apts.	Bourbon, MO	16	391,636	12,200	99	50	95,472	18,796	17,362	60,918
Cedar Grove Apts	Shepardsville, KY	36	1,130,635	60,763	95	50	275,938	47,638	43,738	164,434
Cherrywood (M & W)	Westfield, WI	8	240,451	12,740	95	50	58,068	9,908	7,960	29,927
Citrus Terrace, Ltd.	Sebring, FL	42	1,367,495	71,885	99	50	324,907	64,479	61,658	249,038
Cle Elum	Cle Elum, WA	20	635,457	34,000	95	50	154,188	30,000	27,385	103,075
Cleveland Courts, Ltd.	Shaw, MS	18	527,459	27,750	99	50	127,650	25,458	24,912	92,745
Clifford Hts Apts, LTD.	Stamping Ground, KY	12	387,113	23,569	99	50	93,425	18,310	17,600	66,108
Cottondale Villa APTS	Cottondale, FL	24	678,315	35,700	99	50	166,138	32,066	30,927	116,076
Cottonwood Seniors	Cottonport, LA	24	695,783	21,432	99	50	164,527	36,064	31,519	118,392
Coushatta Seniors Apts.	Coushatta, LA	24	725,398	22,500	99	50	171,159	36,399	32,975	123,858
Cypress View Estates	Shaw, MS	24	710,623	37,500	95	50	166,414	34,436	31,753	119,273
Delta Terrace	Sterlington, LA	24	749,812	39,700	95	50	180,474	36,030	33,110	124,457
Diamond Court II L.P.	Harrington, DE	32	1,233,088	38,300	99	50	297,192	58,240	53,906	201,309
Donaldsonville Seniors	Donaldsonville, LA	32	862,203	45,400	99	50	217,714	43,450	38,941	146,279
East Magnolia Village	Port Gibson, MS	24	660,672	35,000	99	50	161,503	31,617	30,253	113,736
Edmonson Properties	Brownsville, KY	16	485,282	15,470	99	50	118,956	23,603	21,949	81,726
Elliott Manor, Ltd..	Sandy Hook, KY	24	769,920	23,960	99	50	184,831	35,355	34,369	121,693
Elmwood Estates	Monroe, LA	32	1,047,809	32,550	99	50	94,754	50,640	14,340	53,849
Fernwold - Wilson Lake	Wilton, ME	34	1,632,757	85,900	99	50	400,896	79,752	76,574	287,628
Fieldcrest, Ltd.	Lexington, AL	16	441,811	23,275	99	50	114,667	23,592	22,570	84,857
First Street Apts.	Durant, OK	32	851,299	55,600	95	50	204,752	40,658	36,993	137,278
Flambeau Village	Ladysmith, WI	51	1,421,151	23,000	99	50	779,080	168,056	162,693	611,144
Folsom South Venture	Folsom, LA	12	420,136	20,073	58	50	90,324	18,102	17,574	65,878
Forest Park Apts.	Lake Butler, FL	32	921,686	43,150	99	50	212,871	40,038	41,531	158,996
Franklin Vista II	Anthony, NM	28	893,242	47,250	95	50	216,093	43,324	39,778	149,545
Gaslight Square Apts.	Versailles, IN	24	724,102	25,978	95	50	179,152	36,300	31,671	119,136
Gatewood Apts. Ltd.	Bayou George, FL	37	1,124,609	59,533	95	50	270,750	54,019	49,985	187,624
Gibsland Villas Ltd.	Gibsland, LA	24	781,394	42,930	95	50	206,022	39,868	35,538	133,398
Gilman Seniors	Gilman, MO	6	161,799	5,000	99	50	35,221	6,631	6,565	8,207
Glenmora Apts.	Glenmora, LA	13	427,899	21,590	99	50	96,605	19,141	18,187	70,119
Greenleaf Gardens	Orange City, FL	47	1,279,894	107,918	99	50	299,436	66,517	61,098	226,617
Greenwood Assoc.	Greenwood, LA	40	1,266,558	66,700	95	50	292,301	59,614	55,016	206,619
Hagewood Apts.	Natchitoches, LA	16	566,787	29,775	95	50	134,601	27,545	25,198	95,251
Hickory Square Apts.	Stuttgart, AR	40	1,352,751	29,900	95	50	284,550	61,040	55,718	209,720
Hidden Hill Apts., Ltd.	Elizabethtown, KY	16	503,490	28,722	99	50	120,935	23,825	21,985	80,457
Hilltop Manor Apts.	Anthony, FL	45	1,350,844	58,600	99	50	326,541	65,407	63,007	232,783
Hillwood Ltd.	Anderson, AL	12	319,752	16,900	99	50	86,050	17,705	16,939	63,689
Hitchcock Housing	Hitchcock, TX	40	1,040,876	55,200	95	50	250,676	51,738	47,521	178,210
Houston Assoc.	Clinton Twnshp, PA	24	961,371	29,850	99	50	234,799	45,075	43,362	159,373
Hurricane	Hurricane, UT	24	838,527	70,250	95	50	201,993	41,816	38,171	143,676
Indianwood Apts. II	LaFayette, AL	24	623,660	32,800	99	50	113,856	23,720	22,697	85,328
Joaquin Apts.	Joaquin, TX	32	755,968	40,000	99	50	181,777	36,378	34,702	130,344
Jonsville Apts for Snrs.	Jonesville, LA	18	561,563	29,518	99	50	136,811	25,595	24,598	92,396
Kent Summit, Ltd.	Shelbyville, KY	8	245,641	3,330	99	50	59,207	10,643	10,264	38,530
Kingswood II, Ltd.	Mt Olive, MS	24	654,698	34,907	95	50	152,206	31,599	29,012	109,094
Lagrange Apts.II	LaGrange,MO	8	193,977	6,000	99	50	45,760	9,842	8,766	33,311
Lake City Village	Lake City, FL	36	1,064,370	63,040	99	50	269,685	50,398	47,792	179,955
Lakecrest Apts.	Vine Grove, KY	36	1,076,123	58,620	95	50	266,539	59,904	42,308	153,200
Lakeview Estates	Lakeview, AR	33	1,038,862	54,700	99	50	249,451	50,175	48,220	181,123
Lakewood Apts. II	Lake City, FL	32	874,696	46,350	95	50	212,000	42,171	39,020	146,467
Larue Properties, Ltd.	Hodgenville,KY	24	656,812	23,480	99	50	185,145	34,827	30,843	115,854
Las Rosas II, Ltd.	Tularosa, NM	28	923,341	48,820	95	50	221,375	44,656	40,999	154,138
Laurel Wood Apts., Ltd.	Collierville, TN	35	1,074,913	38,729	95	50	259,302	52,530	42,460	159,484
Lead Bayou, Ltd.	Cleveland, MS	48	1,335,337	70,600	95	50	286,818	55,045	50,719	183,497
Lewis Apartments Co.	Lowville, NY	18	689,331	36,250	99	50	165,773	33,320	31,411	117,990
Lewistown Apts.	Lewistown, MO	12	286,322	15,053	95	50	67,666	14,050	12,513	47,550
Liberty Terrace Apts.	Watsontown, PA	24	938,577	49,500	95	50	225,188	45,358	44,028	165,047
Lillie Mae's Retirement	Chickasha, OK	48	1,107,721	144,500	99	50	299,293	58,560	49,783	186,860
Longview Terrace Ltd.	Decatur, MS	24	695,235	36,700	95	50	159,185	33,938	31,294	117,184
Magnolia Plaza Apts.	Magnolia, TX	36	963,107	51,000	95	50	231,713	46,740	42,912	161,330
Manor Apts. -Caddo Mills	Caddo Mills, TX	24	584,041	18,200	99	50	128,510	26,772	25,727	96,636
Many Seniors Apts.	Many, LA	32	965,843	29,850	99	50	230,490	47,432	42,840	160,932
Maple Hill Apts.	Lancaster, KY	32	1,039,298	54,880	95	50	249,384	50,463	44,979	158,122
Marion Housing	Marion, KS	20	549,585	29,000	95	50	131,628	27,929	24,759	93,775
Meadowland Apts.	Iowa, LA	16	526,325	29,332	99	50	129,131	21,109	20,291	76,213
Mills-Shapley Ptnrshp	Greenville, MS	14	239,093	21,975	99	27.5	82,157	17,116	23,770	62,745
Mitchell II Limited	Mitchell, IN	24	744,140	38,370	99	50	181,473	31,440	30,213	113,210
Mosswood Apts.	Start, LA	24	761,583	36,700	95	50	166,822	33,605	28,035	113,175
Mountain View Apts. II	Morehead, KY	24	744,367	40,832	99	50	186,493	35,417	33,078	124,067
Munfordville	Mumfordville, KY	10	342,539	18,000	95	50	81,245	16,088	13,784	51,821
New Caney Oaks	New Caney, TX	57	1,227,500	68,810	95	50	293,148	59,432	54,568	204,768
North Deer Creek, Ltd.	Hollandale, MS	24	709,059	38,325	95	50	174,358	35,405	32,641	122,488
Oak Leaf Partnership	Jackson, MS	16	129,035	115,600	99	50	63,090	12,935	12,695	54,915
Oak Valley Place II	Knox, IN	18	537,344	28,385	99	50	122,084	22,179	21,221	79,789
Oakdale Seniors	Oakdale, LA	26	773,627	40,950	95	50	184,856	38,000	33,820	127,156
Oakwood Apts. Ltd.	Hannibal, MO	24	585,265	18,186	95	50	140,222	28,708	25,568	97,158
Old Oak Estates	Minden, LA	37	1,254,564	39,570	99	50	306,274	59,455	56,902	213,912
Onion Creek	Buda, TX	32	827,192	44,561	95	50	199,101	38,888	35,728	133,801
Orchard Commons, Ltd.	Crab Orchard, KY	16	467,216	16,110	99	50	122,449	24,239	22,608	84,860
Park Place East	Muncy, PA	24	909,615	30,250	99	50	241,188	46,595	38,468	144,392
Park Place North	Muncy, PA	16	609,342	32,300	99	50	146,836	28,988	27,863	104,655
Parkwood Assoc.	Stateline,MS	24	676,397	20,920	99	50	164,700	32,495	31,228	117,306
Pecan Villa Apts.	Richwood, LA	32	1,077,571	57,700	95	50	262,777	53,160	48,852	183,627
Pecanwood Apts III	Whitehouse, TX	32	713,376	37,500	99	50	178,638	34,800	32,501	122,081
Perry Apts.	Perry, MO	8	186,448	9,895	95	50	44,222	9,100	7,925	30,978
Pocomoke Villas Ltd.	Pocomoke City, MD	37	1,497,417	78,947	99	50	362,966	76,634	68,785	250,770
Pontotoc Ridge Apts.	Pontotoc, MS	24	681,615	36,500	95	50	164,502	31,779	28,604	106,115
P.D.C. Eighteen L.P.	Newport, AR	32	1,056,377	32,570	95	50	236,615	48,000	41,468	155,678
P.D.C. Twenty Two L.P.	Cherry Valley, AR	20	739,490	22,970	95	50	171,475	36,576	30,416	114,704
Regency Apts. of Reno	Reno, TX	24	601,785	18,000	99	50	138,379	23,671	24,673	91,154
Regency Plaza	Somrall, MS	24	658,693	34,778	95	50	158,045	31,450	28,875	108,556
Reservoir Hill L.P. V	Baltimore, MD	18	876,776	300,000	99	50	577,891	120,394	112,968	424,044
Reynolds & Assoc.	Calera, OK	16	440,118	10,073	95	50	93,765	20,772	17,389	65,761
Ridge View Apts.	Crystal River, FL	44	1,391,235	73,330	95	50	312,000	60,713	56,184	210,891
Ridgecrest Apts.	Bridgeport, AL	24	686,677	72,300	95	50	164,784	28,263	26,056	94,736
River View Apts.	Canton, MO	8	77,641	9,950	99	50	21,494	4,362	3,885	14,697
Riverbend Apts.	Delta, LA	16	494,682	26,300	95	50	119,075	23,518	20,292	80,068
Rolling Meadow II L.P.	Greensboro, MD	26	998,810	53,000	99	50	244,480	48,544	44,528	164,476
Russell Sept. Housing	Russell, KS	12	327,936	17,400	95	50	78,492	16,853	15,384	57,905
Sacramento, Ltd.	Cloudcroft, NM	20	805,098	45,230	95	50	194,175	35,898	33,104	124,346
Shaker Housing Credit	Cleveland, OH	39	686,962	728,428	99	50	335,771	69,159	68,391	253,266
Sleepy Oaks	West Branch, MI	12	321,183	25,265	95	50	82,238	15,578	12,632	46,837
Somerset West. Hills II	Somerset, KY	16	508,338	22,220	99	50	125,254	24,700	22,778	85,577
Southeastern Assoc.	Hammond, LA	42	1,369,264	72,400	99	50	314,798	62,313	54,809	203,213
Southern Apts.	Iota, LA	20	597,734	32,759	95	50	142,357	29,000	26,629	100,111
Spring Meadow Apts.	Russell Springs, KY	24	747,329	55,537	99	50	183,090	35,555	34,021	127,906
Streamside Assoc.	Frankfort, NY	24	941,570	29,803	99	50	238,335	46,300	43,590	153,687
St. Rose Assoc.	St Rose, LA	24	796,083	40,150	99	50	182,093	37,000	35,956	133,463
Sullivan Garden Apts.	Sullivan, MO	23	321,503	9,275	99	50	80,933	16,614	14,656	55,806
Summer Place	St Helena, MI	12	341,727	18,050	95	50	81,507	16,286	14,466	54,384
Sun Rise Apts. North	Guntersville, AL	48	1,502,328	46,800	99	50	362,362	71,680	56,607	212,134
Sunrise Apts.	Milton, WV	12	384,554	77,000	95	50	82,532	14,771	14,244	52,350
Taft Gardens	Taft, TX	24	633,122	33,500	95	50	151,792	30,288	25,647	98,059
Taft Terrace	Taft, TX	32	844,160	44,700	95	50	202,669	41,229	37,633	141,648
Timberline Apts.	Wilburton, OK	24	630,958	33,400	95	50	151,443	30,195	27,722	104,222
Urban Coalition West	Phoenix, AZ	17	244,137	82,815	99	50	140,577	29,287	0	70,510
Valley Limited	Vevay, IN	24	704,984	22,500	99	50	128,592	26,790	24,892	93,503
Valley Place Assoc.	Elysburg, PA	32	1,303,049	67,200	99	50	311,318	60,666	58,284	211,901
Wayland Apartments	Wayland, MO	8	192,850	10,211	95	50	45,769	9,257	8,166	31,724
West Meadow II Apts.	Geneva, AL	32	856,909	47,900	95	50	187,250	37,216	34,452	129,320
Wexford Associates L.P.	Littleton, ME	16	818,445	40,000	99	50	175,185	36,493	30,440	126,047
Willow Haven	Delhi, LA	44	1,409,715	78,391	95	50	323,905	67,028	61,540	231,362
Wolcott Associates	Wolcott, NY	40	1,481,367	77,936	99	50	352,880	70,175	64,434	241,437
Woodcrest Apts., Ltd.	Lafayette, TN	24	972,117	47,536	95	50	233,994	47,448	38,880	143,730
		3,619	$110,147,502	$6,646,246			$27,120,368	$5,466,978	$4,956,562	$18,580,325

Shaker Housing Credit

In the Fiscal Year ended March 31, 1996 (the "1996 Fiscal Year"), Shaker Housing Credit ("Shaker Housing"), an Operating Partnership, filed for protection under Chapter 11 of the federal bankruptcy laws, following the institution of foreclosure proceedings by its lender, despite advances from the Partnership of $49,000 in excess of its capital commitment. This Operating Partnership's apartment complex, Shaker Housing, located in Cleveland, Ohio, had experienced prolonged vacancies, attributable in part to the failure of its management company to maintain the apartments, and structural damage effectively eliminating one apartment. A new management company had been put in place by the Partnership, which attempted to increase occupancy in order to enable the Operating Partnership to emerge from bankruptcy under a plan of reorganization; however, the bank holding the first mortgage on the apartment complex obtained an order from the bankruptcy court allowing it to proceed with a foreclosure sale of the property. The Partnership determined that is was no longer feasible to incur further costs to attempt to save this apartment complex. The apartment complex was sold to the bank holding the first mortgage at a foreclosure sale.

As a result of the loss of this Operating Partnership's apartment complex, beginning in 1996 the Partnership will not receive, or be entitled to, anticipated aggregate Tax Credits of $210,000 through 1998, or approximately $35 per 0.05% of Limited Partnership Interest per year for each of three years. In prior years, this Operating Partnership provided the Limited Partners approximately $500,000 in Tax Credits of which, in 1996, $165,000 was subject to recapture along with $61,000 in interest, or approximately $113 per 0.05% of Limited Partnership Interest that was passed through to the Limited Partners on their 1996 Schedule K-1. Limited Partners are not expected to be subject to any further tax recapture or interest and penalties with respect to the loss of this apartment complex.

Three Florida Projects

In the fiscal year ended March 31, 1995 (the "1995 Fiscal Year"), the Independent Manager, as general partner of the Partnership, and the Partnership commenced an action in the Circuit Court of Alachua County, Florida as the sole limited partner of, and derivatively on behalf of, two Operating Partnerships, Lake City Village, Ltd. and Alachua Villas, Ltd., against John D. Carver ("Carver"), the general partner of such Operating Partnerships, and a management company affiliated with Carver, G & R Management Services, Inc. ("G & R"). The actions arose as a result of the acceleration by the FmHA, now known as the Rural Development), of the entire balance due on the mortgage against these Operating Partnerships. The FmHA alleged various defaults under such Operating Partnership's loan agreements, promissory notes and mortgages with the FmHA (the "FmHA Documents"), including failure to pay real estate taxes, failure to maintain account balances sufficient to pay current operating and maintenance expenses, failure to maintain adequate records and file required reports, and failure to correct deficiencies previously noted by the FmHA during its supervisory visits to the housing projects.

The Partnership's complaint alleged, among other things, breaches of the partnership agreements of the Operating Partnerships and the management agreements between the Operating Partnerships and G & R (including breaches arising out of the breach of the FmHA Documents), and sought an accounting, the appointment of Megan Asset Management as receiver, compensatory damages, prejudgment interest, costs and interest.

After extensive motion practice and discovery, on January 13, 1995, a settlement agreement was entered into providing for a designated representative of the Partnership (a company under common ownership and control with Megan Asset Management) to take over management of the affected Operating Partnerships for one year, the transfer of the Operating Partnerships' funds into escrow and the replacement of Carver as general partner subject to the consent of the FmHA, and further providing for an audit of such Operating Partnerships and Citrus Terrace Village Ltd., an Operating Partnership unaffiliated with Carver, but which Carver's affiliated company managed ("Citrus Terrace"). Such audit uncovered possible claims of such Operating Partnerships (and Citrus Terrace described below) against the defendants totaling $83,599, which amount has been contested by Carver. Following a hearing on November 13, 1997 in which the Court ruled that it would enter summary judgment in favor of the Partnership, attorneys for both the Partnership and Carver have submitted formal orders to the Court for signature and the entry of a judgment against Carver in favor of Plaintiff. While the Partnership intends to attempt to recover against the defendants with respect to such claims and judgment on behalf of the affected Operating Partnerships, there can be no assurance that any such amounts will be recovered by such Operating Partnerships.

FmHA has not foreclosed on its loans to such Operating Partnerships and has restructured such loans to finance the payment of past due real estate taxes and to permit such Operating Partnerships to remain in operation, notwithstanding the damages suffered by them. This permits the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto. Had the FmHA foreclosed on its loans and the Partnership lost its interest in such Operating Partnerships, the Partnership would not have been entitled to anticipated aggregate Tax Credits of $371,500 through 1999, or approximately $186 per 0.05% of Limited Partnership Interest per year for four years. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to these Operating Partnerships were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to these Operating Partnerships of $186,000 or approximately $93 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

Also in the 1995 Fiscal Year, the Partnership commenced a further action in the Circuit Court of Highlands County, Florida on behalf of Citrus Terrace substantially similar to that described above against George T. Wheeler ("Wheeler"), individually and as its general partner and against Carver, as Trustee of G & R, and G & R , which management company was also managing the apartment complex owned by Citrus Terrace. A substantially similar settlement agreement has been entered into and implemented in connection with and this litigation has also been settled, except for the recovery of the sum of approximately $5,000 wrongfully taken by Carver from Citrus Terrace. It is likely not going to be economically feasible for the Partnership to attempt to recover this latter sum against Carver with respect to such claim, thus it is not likely that such amount will be recovered by Citrus Terrace.

The FmHA did not foreclose on its loan to Citrus Terrace, and it is anticipated that it will restructure the loan to finance the payment of past due real estate taxes to permit this Operating Partnership to remain in operation, notwithstanding the damages suffered by it. This would permit the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto. If the FmHA had foreclosed on its loan and the Partnership lost its interest in such Operating Partnership, the Partnership would not have been entitled to anticipated aggregate Tax Credits of $246,500 through 1999, or approximately $123 per 0.05% of Limited Partnership Interest per year for four years. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to this Operating Partnership were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to this Operating Partnership of $115,500, or approximately $58 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

Further, in the 1996 Fiscal Year, in an attempt to recover its claims and the sums wrongfully taken from the affected Operating Partnerships, other than Citrus Terrace, the Partnership commenced a further action in the Circuit Court of Alachua County, Florida against Mercurio & Bridgford, P.A. and John J. Mercurio (together, "Mercurio"), who provided auditing services to each of Lake City Village, Ltd., Alachua Villas, Ltd. and Citrus Terrace. The complaint alleges that defendants failed to meet the standard of care required of certified public accountants in the preparation of the audited financial statements for the Operating Partnerships which caused the Partnership's and Operating Partnerships' financial loss resulting from improper payments by Carver which should have been reported in the audited financial statements of the Operating Partnerships. While the Partnership intends to attempt to recover against the defendants with respect to such claims on behalf of the affected Operating Partnerships, there can be no assurance that any such amounts will be recovered by such Operating Partnerships.

Flambeau Village

The Partnership was made aware that the Internal Revenue Service (the "IRS") was auditing the 1993 and 1994 income tax returns for one of the Partnership's Operating Partnerships, Flambeau Village Limited Partnership ("Flambeau Village"), the owner of a 53 unit, mixed income, elderly apartment complex (26 units of low income housing tax credit restricted tenants and 27 units of unrestricted market rate income tenants) located in Ladysmith, Wisconsin. The Partnership also became aware that the IRS was criminally investigating the activities of principals, former officers of or persons related to Flambeau Village's developer/general partner, Solsrud Loyal Land Corporation (Developer/General Partner), in connection with allegations of tax fraud.

Flambeau Village was the Partnership's largest, single producer of tax credits with approximately $165,000 in annual tax credits (1999 was the last year in which Flambeau Village was to produce tax credits). Accordingly, the Partnership engage legal and tax counsel and tax credit compliance experts to review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code ("IRC"), meet with the IRS and actively monitored the situation. As a result of a meeting between the experts engaged by the Partnership and the IRS in 1996, the Partnership was informally informed that the IRS had concluded that Flambeau Village had failed to meet the minimum set-aside and rent restriction tests of Section 42 of the IRC and therefore, that it had not qualified for and was not entitled tax credits for any year. The IRS however did not issued a formal report at the time and its investigation and the Developer/General Partner's negotiations with the IRS continued.

In view of the above, the Partnership made the decision not to allocate any of the approximately $165,000 of tax credits for 1996 of Flambeau Village to its Limited Partners in order to minimize or make a provision for potential recapture, penalties and interest if the IRS ultimately should disallow some or all of the previous allocated Flambeau Village tax credits. As no report from the IRS was forthcoming and the Developer/General Partner continued to negotiate with the IRS, the Partnership did allocate the approximately $165,000 of Tax Credits for each of 1997 and 1998 from Flambeau Village to its Limited Partners.

Subsequently, in connection with the IRS's criminal investigation of the activities of principals, former officers of or persons related to Flambeau Village's Developer/General Partner, the Partnership learned that one of the Developer/General Partner's principals and former officers pleaded guilty to charges filed by the IRS relating to other activities and was sentenced to and is serving a two year jail sentence.

Finally by a letter dated September 29, 1999, the IRS formally notified Flambeau Village's Developer/General Partner that it had determined that Flambeau Village was not entitled to claim any Tax Credits in any year that the project was in existence as a result of Flambeau Village's failure to comply with Section 42 of the IRC (the Developer/General Partner's responsibility). However, the IRS further stated that a review of all facts and circumstances with respect to the partners associated with Flambeau Village revealed that numerous partners (the Partnership and its limited partners) had invested in Flambeau Village for the years under examination. In the interest of an efficient and economical operation, the IRS indicated that it had elected to apply the provisions of Internal Revenue Manual policy statement P-2-1 to this case. As a result, no examination adjustments will be proposed by it either at the partnership level, or individual partner level, for the years under examination. However, it reiterated that it was the IRS's position that Flambeau Village is not entitled to claim any Tax Credits for any year of its operation, including 1993 and forward.

It appears from the IRS's letter, that no adjustments will be proposed by it either at the partnership level, or individual partner level, for the years under examination, 1993 and 1994. It is the Partnership's belief that, absent a finding of fraud by the IRS with respect to the activities of the Developer/General Partner with respect to Flambeau Village, the years prior to 1993 have been closed and the statute of limitations has run and the IRS will not be able to make any adjustment for the tax credits allocated by Flambeau Village to the Partnership and by the Partnership to its Limited Partners for those prior years. It is not know what position with respect to any adjustments the IRS will take, if any, for the subsequent years, 1995, 1997 and 1998, for which tax credits were allocated to and passed through by the Partnership to its Limited Partners. No tax credits were passed through by the Partnership for the year 1996 and, in view of the above, the Partnership elected not to pass through Tax Credits allocated by Flambeau Village to it in the amount of $19,188 for the year 1999, which was the last year the Partnership was originally entitled to tax credits.

As the IRS has taken the position in its September 29, 1999 letter, that Flambeau Village was not entitled to claim any tax credits in any year that the project was in existence, if the IRS takes the subsequent position that adjustments will be proposed at the partnership level, or individual partner level, for the years 1995, 1997 and 1998 (i.e. those years not covered by the IRS's September 29, 1999 letter) or the years prior to 1993 for which tax credits were allocated to the Partnership and passed through to its Limited Partners and assuming that 100% of the tax credits so allocated to the Limited Partners relating to Flambeau Village were used by the Limited Partners, it is estimated that the Limited Partners would be subject to a total tax recapture with respect to Flambeau Village of an estimated $495,000 or approximately $247 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

As a result of the loss of the 1996 and 1999 Tax Credits not taken by the Partnership in the aggregate amount of $182,233 and in view of the potential recapture and penalties and interest for the years 1995, 1997 and 1998, the Partnership is reviewing the likelihood of successfully pursuing a claim against and attempting to recover compensatory damages for such losses from the Developer/General Partner of Flambeau Village and any affiliate deemed responsible under the terms of Flambeau Village partnership agreement, the Partnership's Plan and common law. However, in the event a claim is filed there can be no assurance that any amounts will be recovered by the Partnership.

Urban Coalition West - Morningside Villas

The Partnership was advised that Urban Coalition West - Morningside Villa Apartments Limited Partnership ("Urban Coalition"), the owner of a fifteen-unit apartment complex which qualified for Tax Credits of $32,541 per year in Phoenix, Arizona, in which the Partnership owns a 99% limited partnership interest, was in substantial default under its permanent mortgage which matured on December 11, 1992. The Partnership was further informed that Urban Coalition could not obtain new financing for the Project, that it did not have the financial ability to continue the Project's operations and, accordingly, that it had closed the Project. After reviewing this Project's problems with the Operating General Partner of Urban Coalition and conducting a site inspection, the Partnership decided not to attempt to intervene to attempt to save the Project.

As a result of the closing of this Project by Urban Coalition, the Partnership would not receive, or be entitled to, anticipated future Tax Credits of $187,000 through 1998 or approximately $15 in credits per 0.05% of Limited Partnership Interest per year for six years. The Limited Partners were subject to a total tax recapture with respect to Urban Coalition of $39,000, or approximately $19 per 0.05% of Limited Partnership Interest, plus interest. The tax recapture was reflected in each Limited Partner's Schedule K-1 for the 1993 and 1992 tax years.

Item 3. Legal Proceedings

See discussion of applicable legal proceedings above in "Item 2. Properties" above and discussion of Plan in "Item 1. Business" above..

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Partnership's security holders during the fiscal year ended March 31, 1994.

PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Security Holder Matters

Market Information

The Partnership is a limited partnership and thus has no common stock. There is no established public trading market for limited partnership interests in the Partnership ("Limited Partnership Interests") and it is not anticipated that any such public market will develop.

Article XI of the Partnership Agreement effectively prevents the transfer of Limited Partnership Interests except under very limited circumstances. In order to transfer a Limited Partnership Interest, a Limited Partner must obtain the consent of the General Partner of the Partnership, which has the absolute right to refuse any request for a transfer. In addition, the Partnership Agreement requires the transferring Limited Partner to obtain a legal opinion from counsel, at his or her sole expense, as to certain tax and securities law matters with regard to the proposed transfer. In addition, the proposed transferee must meet all applicable suitability standards and agree to be bound by the Partnership Agreement.

Approximate Number of Security Holders

As of March 31, 2000, there were approximately 1,850 holders of Limited Partnership Interests.

Distributions

An aggregate of $516,901, $37,440, $4,245 and $34,764 was distributed to Limited Partners for fiscal periods ending March 31, 1994, March 31, 1993, March 31, 1992 and December 31, 1991, respectively, in the form of return of Partnership capital. A distribution was also made for the March 31, 1995 fiscal period of $1,030,421.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional detailed information is set forth in the audited financial statements listed in Item 14 hereof

Results of Operations
		(1)		For the Period
	For the Year	For the Year	For the Year	July 1, 1990
	Ended	Ended	Ended	(date of inception) to
	March 31, 1994	March 31, 1993	December 31,1991	December 31, 1990
Interest income	$ 208,498	$ 229,328	$ 414,369	$ 205,038
Equity in Losses of Operating Partnerships	(3,748,006)	(4,277,536)	(4,306,771)	(2,691,747)
Expenses	(788,926)	(1,617,498)	(2,063,449)	(1,814,150)
Net Loss Before Gain (Loss) on
Sale of Auction Interest	(4,328,434)	(5,665,706)	(5,955,851)	(4,300,859)
Gain (Loss) on Sale of Auction Interests	0	(360,954)	27,863	2,632,762
Net Loss	$(4,328,434)	$(6,026,660)	$(5,927,988)	$(1,668,097)
Net Loss Before Sale of Auction Interests
per 0.05% Limited Partnership Interest	$ (2,164)	$ (2,833)	$ (2,978)	$ (2,150)

Net Loss per 0.05% L. P. Interest	$ (2,164)	$ (3,013)	$ (2,964)	$ (834)

Cash Distributions Per 0.05% L.P. Interest	$ 258	$ 0	$ 0	$ 0

(1) Effective October 1992, the Partnership changed its fiscal year-end for financial accounting purposes to March 31. For the quarter January 1 through March 31, 1992, interest income was $100,353, expenses were $419,245, net loss was $318,892 and net loss per 0.05% Limited Partnership interest was $159 (there was no sale of Auction Interests during such period). Due to differences in the reporting periods of the Operating Partnerships from that of the Partnership, no equity in losses of Operating Partnerships is reflected in the results for that period. No distributions were made to the Limited Partners generally during that period.

Balance Sheets
	As of	As of	As of	As of
	March 31, 1994	March 31, 1993	December 31,1991	December 31, 1990
Total Assets	$ 13,217,016	$ 16,747,813	$ 21,818,117	$ 26,531,251
Total Liabilities	$ 4,474,580	$ 11,929,470	$ 21,110,651	$ 28,327,619
Partners' Capital	$ 8,742,436	$ 4,818,343	$ 707,466	$ (1,796,368)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" below, which may cause actual results to differ materially from those described.

The Partnership was formed as of July 1, 1990, pursuant to the Plan. Its fiscal year-end for accounting purposes was changed to March 31 during 1992, and was formerly December 31. The Partnership's fiscal year-end for tax purposes remains December 31.

Liquidity

Through December 31, 1994, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 1994, an aggregate of $6,675,237 was owed pursuant to the Investor Notes, of which $1,450,000 was past due, and approximately $370,000 of future installments was payable by Limited Partners whose Investor Notes were past due.

While the Partnership is continuing its collection efforts of past due Investor Notes, the ultimate collection of the bulk thereof is in doubt and the Partnership is evaluating the utility of continuing collection efforts. Unless the Partnership admits additional Limited Partners, the amounts receivable from the Investor Notes are essentially fixed, subject to defaults and to the collection efforts of the Partnership with respect to defaulted Investor Notes.

The Partnership also receives interest income on account balances. In 1993, the Partnership also received non-recurring proceeds of the auction of interests in Operating Partnerships which the Plan required that the Partnership dispose of in order to raise cash (the "Auction Interests"). Such disposition reduced the aggregate Tax Credits estimated to be derived from the Partnership's aggregate interest in the Operating Partnerships by approximately 25%.

After December 31, 1994, the Partnership's capital resources consist primarily of mandatory annual payments from the Operating Partnerships in which the Partnership then has an interest ($750 per Operating Partnership through 1999 and thereafter a negotiated amount per Partnership not to exceed $750), a contingency reserve required by the Plan equal to $300,000 as of December 31, 1994 and, at such time as Capital Events (as hereinafter defined) commence, potential distributions from such Capital Events. See "Capital Resources" under this subheading.

The Partnership did not receive material cash distributions from the operations of the Operating Partnerships through December 31, 1994, and does not anticipate that it will derive net cash from its operations generally. Aside from the Investor Notes, the Partnership does not have significant external sources of liquidity. All of the above named sources of liquidity are being used to meet the obligations of the Partnership.

The Partnership's principal uses of funds are its operating expenses and the contractual obligations of the Debtor Investor Partnerships assumed by the Partnership to make (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The unpaid balances of such contractual obligations at March 31, 1994 were $2,690,700 with respect to the Operating Partnerships and $1,577,000 with respect to the Secured Lenders, which are payable in installments through 1994; as of March 31, 1993, such unpaid balances were $6,931,352 with respect to the Operating Partnerships and $4,195,600 with respect to the Secured Lenders and as of December 31, 1991, such unpaid balances were $12,903,021 with respect to the Operating Partnerships and $6,937,533 with respect to the Secured Lenders. The Partnership also assumed certain accrued expenses pursuant to the Plan, of which $194,527 were unsatisfied as of March 31, 1994, $354,191 were unsatisfied as of March 31, 1993 and $612,863 were unsatisfied as of December 31, 1991. The Partnership also made distributions to certain Limited Partners, as discussed in this section.

For the fiscal years ended March 31, 1994 (the "March 1994 Fiscal Year"), March 31, 1993 (the "March 1993 Fiscal Year") and December 31, 1991 (the "December 1991 Fiscal Year"), gross cash amounts received by the Partnership were as follows:

(a)$8,769,427, $8,411,695, and $8,466,586, respectively, from payments of capital contributions by Limited Partners pursuant to their Investor Notes;

(b)$208,498, $229,328 and $414,369, respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan, and lockbox funds held by the Secured Lenders;

(c)non-recurring amounts of $30,000 and $159,820 for the March 1993 Fiscal Year and the December 1991 Fiscal Year respectively, from the proceeds of sale of the Auction Interests; and

For the March 1994 Fiscal Year, the March 1993 Fiscal Year and the December 1991 Fiscal Year, respectively, the uses of funds by the Partnership were as follows:

(a)$4,207,139, $3,327,804 and $4,153,982 (including $450,000 attributable to increased capital obligations of $900,000 arising out of the acceleration of certain Tax Credits for the July 1 through December 31, 1990 period), respectively, for capital contributions to the Operating Partnerships;

(b)$2,618,600, $2,441,517 and $2,868,485, respectively, for principal payments on loans to the Secured Lenders;

(c)$607,223, $588,172 and $828,112, respectively, for interest payments primarily to the Secured Lenders;

(d)$170,861, $402,451 and $583,366, respectively, which amounts for the 1994 Fiscal Year were attributable to professional costs related primarily to refinancing of Investor Notes and the related loans to the Secured Lenders, litigation and settlement with certain Operating Partnerships, collection actions against Limited Partners who defaulted on the payment of their Investor Notes, the preparation and filing of the final order under the Plan, and Investor Committee expenses; such amounts for the March 1993 Fiscal Year were attributable primarily to professional costs related to filings with the Securities and Exchange Commission ("SEC"), the settlement with First American, related bankruptcy court approvals, proxy expenses, legal fees and costs in connection with preparation of the Consent and Solicitation statement relating to the replacement of First American and amendments to the Partnership Agreement as contemplated by the Settlement Agreement, the settlement of outstanding litigation against certain Operating Partnerships, litigation against investors who had defaulted on the payment of their Promissory Notes, reimbursement of legal costs and charges by the Partnership's Secured Lenders and Investor Committee expenses; and for the December 1991 Fiscal Year were attributable primarily to legal and other expenses attributable primarily to the clarification of the Plan as set forth in the Order dated December 11, 1990 (the "Clarification") and the modification of the Plan as set forth in the Order dated March 6, 1991 (the "1991 Modification"), and legal and other expenses associated with the dispute with First American and the acquisition of certain rights;

(e)$207,918 and $50,000 for the March 1993 Fiscal Year and the December 1991 Fiscal Year, respectively, in payment to First American for certain rights acquired by the Partnership under the Settlement Agreement;

(f)$595,711, $457,057 and $738,740, respectively, for operating expenses; and

(g)$516,901, $37,440 and $34,764, respectively, for payments as return of capital made to certain of the Limited Partners in accordance with the Plan.

The distributions to Limited Partners represent a partial distribution, for the March 1994 Fiscal Year, of the $1,014,628 contemplated by the Plan to be distributed to the Limited Partners in each such year. As permitted under the Plan and approved by the Investors Committee, undistributed amounts of $507,314 for the March 1994 Fiscal Year, together with the entire $1,014,628 to have been distributed in the March 1993 Fiscal Year, have been deferred and held in reserve or have been applied to meet the increased obligations of the Partnership. In connection with the Clarification in December 1990 and the 1991 Modification in March 1991, the election by the Partnership to accelerate certain Tax Credits pursuant to the 1990 amendments to the Tax Code and the dispute and settlement with First American, the $507,314 provided by the Plan to be distributed to the Limited Partners on each of June 30, 1991, December 31, 1991, June 30, 1992 and December 31, 1992, has been deferred and applied to meet the increased obligations of the Partnership, as approved by the Investors Committee.

No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions. It is not presently anticipated that any such payments will be made. See, "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions."

The net increase in cash held by the Partnership amounted to $887,204 for the March 1994 Fiscal Year, $278,028 for the March 1993 Fiscal Year and $171,305 for the December 1991 Fiscal Year. The Partnership anticipates that it will continue to generate sufficient funds which, together with the current cash, will enable it to meet its operating expenses and contractual obligations.

Capital Resources

The Partnership was formed pursuant to the terms of the Plan, which mandates the Partnership's material commitments for expenditures and the anticipated sources of funds needed to fulfill such commitments. The following summary is qualified in its entirety by the terms of the Plan, which is filed as an Exhibit to this Report and incorporated herein by reference.

In summary, monies paid to or earned by the Partnership shall be distributed by the Independent Manager in the following order of priority:

(a) payments for administration of the bankruptcy proceeding as approved by the Bankruptcy Court and to First American pursuant to the Plan prior to the administration of the Independent Manager;

(b) payment of amounts due the Independent Manager for the administration and operation of the Partnership (see "Item 11. Executive Compensation");

(c) payment of reasonable amounts incurred in connection with the sale and assignment of defaulted Limited Partners' Interests;

(d) payment of legal costs not to exceed $10,000 for each six month period;

(e) provision for a reserve of $50,000 through December 31, 1994 and $300,000 as of January 1, 1995;

(f) payment of amounts due to investors under Article 11.(1)(b-e) and 11.(3) under the Plan;

(g) payment of amounts due to Developers pursuant to the Plan; and

(h) payment of a return of capital to investors as further described in Article 14(1)(i) of the Plan.

If approved by the Investors Committee, distributions to Limited Partners as a return of capital may be deferred and used to pay certain costs and expenses of the Partnership, or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits.

The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds of Capital Events from the Operating Partnerships or the Partnership's interests therein. Particularly in view of the previous sale of the Auction Interests to raise cash pursuant to the Plan, there can be no assurance that the proceeds of Capital Events, if any, with respect to the remaining Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. In the event that the Independent Manager determines, with the consent of the Investor Committee, to apply funds available for distribution to Limited Partners to pay certain costs and expenses of the Partnership, or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits, there can be no assurance that such decision will ultimately yield an economic benefit to the Limited Partners.

Results of Operations

Expenses, comprised principally of depreciation expenses passed through to the Partnership from the Operating Partnerships, exceeded income, comprised principally of interest income, by $4,328,434 for the March 1994 Fiscal Year, by $6,026,660 for the March 1993 Fiscal Year and by $5,927,988 for the December 1991 Fiscal Year. Expenses for the twelve months ended March 31, 1993 also included a loss of $360,954 recognized by the Partnership, principally in connection with the disposition of the Partnership's interests in certain Operating Partnerships (the "Lockwood Partnerships") pursuant to the settlement of a litigation involving the Lockwood Partnerships and various related parties.

Results for the December 1991 Fiscal Year include the expenses associated with the 1991 Modification and the dispute and settlement with First American and results for the March 1993 Fiscal Year include expenses associated with the solicitation of Limited Partner consent to the amendments to the Partnership Agreement contemplated by the settlement (including related filings with the SEC) and certain refinancing costs. Accordingly, such periods are not comparable. The following discussion attempts to highlight certain elements of the results of operations for such periods.

For the March 1994 Fiscal Year, interest income decreased by 9% from the March 1993 Fiscal Year. Interest income decreased by approximately 45% for the March 1993 Fiscal Year from the December 1991 Fiscal Year. Such decrease for the March 1994 Fiscal Year and the March 1993 Fiscal Year from the December 1991 Fiscal Year was primarily due to a decrease in the amount of the Investor Notes outstanding, and the reduction in interest rates earned by the Partnership on cash balances.

Equity in losses of Operating Partnerships decreased by approximately 12% for in the March 1994 Fiscal Year from the March 1993 Fiscal Year, and by 1% in the March 1993 Fiscal Year from the December 1991 Fiscal Year. The decrease is principally due to the change in amount of depreciation expense of the Operating Partnerships, and also from fluctuations from year to year in rental income, and operating expenses.

Management fees increased by $87,000 in the March 1994 Fiscal Year from the March 1993 Fiscal Year principally due to servicing the Investor Notes related to loan refinancing. Management fees increased by approximately $33,674 in the March 1993 Fiscal Year from the December 1991 Fiscal Year, principally because of the $10,000 monthly increase in such fees contemplated by the Settlement Agreement, partially offset by certain non-recurring payments during the December 1991 Fiscal Year. Professional fees decreased by approximately $280,000 in the March 1994 Fiscal Year from the March 1993 Fiscal Year principally due to a decrease in legal costs. Professional fees of approximately $463,000 in the March 1993 Fiscal Year included fees incurred in connection with the submission of certain matters contemplated by the Settlement Agreement to the bankruptcy court, the preparation of the Partnership's initial Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, the solicitation of consents to the replacement of First American by Megan Asset Management and various amendments to the Partnership's Partnership Agreement, and collection efforts with respect to defaulted Investor Notes, while such fees of approximately $623,000 in the December 1991 Fiscal Year included fees incurred in connection with preparation and filing of the Clarification and the 1991 Modification, collection efforts with respect to defaulted Investor Notes and the dispute with First American; such fees decreased by approximately 26% for the March 1993 Fiscal Year. Other expenses of approximately $142,000 for the December 1991 Fiscal Year included legal fees of the Partnership's Secured Lenders of $64,000, expenses relating to the Partnership's initial SEC filings of approximately $20,000 and the fee payable to the Developer Class Representative pursuant to the Plan of $15,000. Aside from the $15,000 fee for the Developer Class Representative, which is payable annually (commencing in the December 1991 Fiscal Year), and certain legal fees of the Secured Lenders, such expenses are non-recurring.

Interest expense decreased by approximately 60% for the March 1994 Fiscal Year from the March 1993 Fiscal Year and decreased by 24% for the March 1993 Fiscal Year from the December 1991 Fiscal Year. The decrease in interest expense was due to reduction of the Partnership's outstanding indebtedness to the Secured Lenders. Amortization of organization costs on an annual basis dropped to approximately $22,000 for the March 1994 Fiscal Year, and to approximately $86,000 for the March 1993 Fiscal Year from the approximately $107,000 for the December 1991 Fiscal Year, due to the full amortization of such costs for certain of the Projects having an earlier inception date.

Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrue interest at the rate of eight percent (8%). As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events is estimated at $2,400,000.

The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate of share Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1994, 1993, and 1992 respectively, the Limited Partners were allocated an aggregate of $4,993,000, $5,024,000 and $4,941,000 in Tax Credits, or approximately $2,497, $2,470 and $2,466 per 0.05% of Limited Partnership Interest, respectively.

Fiscal Quarters Ended June 30, 1993, September 30, 1993 and December 31, 1993

The following is financial data for the Partnership which reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 1993.

BALANCE SHEETS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	1993	1993	1993	1992	1992	1992
Investments in Operating Limited Partnerships	$10,803,398	$11,839,051	$12,938,188	$14,686,869	$15,904,053	$9,614,313
Other Assets:
Cash	2,042,405	810,414	2,207,876	1,677,961	686,258	1,606,499
Lockbox & other restricted deposits	779,891	1,580,362	1,552,122	565,558	1,274,967	438,700
Receivables	213,022	211,022	-0-	-0-	-0-	-0-
Receivable - sale of auction interest	-0-	15,000	15,000	-0-	-0-	30,000
Organization costs	215,537	50,887	56,373	77,242	94,175	7,488,905
Other	-0-	214,667	20,600	2,921	(2)	-0-
	$14,054,253	$14,721,403	$16,790,159	$17,010,551	$17,959,451	$19,178,417

	LIABILITIES & EQUITY
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	1993	1993	1993	1992	1992	1992
Accounts payable & accrued exp	$326,760	$407,814	$767,722	$799,011	$891,682	$920,309
Notes payable to secured lenders	1,995,000	3,105,000	3,489,035	4,412,728	5,299,700	5,675,577
Contributions payable to operating Partnerships	4,028,742	4,028,249	6,908,658	8,589,761	9,188,119	10,589,735
	$6,350,502	$7,541,063	$11,165,415	$13,801,500	$15,379,501	$17,185,621
Partners' capital (deficit)
Limited partners	$16,436,342	$18,230,269	$18,921,195	$21,089,182	$23,389,845	$24,851,429
General partner	78	78	78	(402,402)	(402,502)	(402,502)
Subscriptions receivable	(8,732,668)	(11,050,007)	(13,296,529)	(17,477,729)	(20,407,393)	(22,456,131)
	$7,703,752	$7,180,340	$5,624,744	$3,209,051	$2,579,950	$1,992,796
	$14,054,253	$14,721,403	$16,790,159	$17,010,551	$17,959,451	$19,178,417

STATEMENT OF OPERATIONS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the
	Three Months Ended
	June 30,	June 30,
	1993	1992
Interest Income	$ 19,549	$ 27,405
Equity in losses of operating partnerships	(1,069,384)	(1,025,406)
Expenses:
Management fees	109,000	119,906
Professional services	54,506	100,616
Interest	106,077	184,592
Amortization	5,486	26,933
Other expense (income)	16,832	21,441
	291,901	453,488
Net loss	$(1,341,736)	$(1,451,489)
Net loss allocated to General Partner	$ (5)	$ (6)
Net loss allocated to Limited Partners	$(1,341,731)	$(1,451,483)
Net loss per .05% L. P. Interest	$ (671)	$ (726)

STATEMENT OF OPERATIONS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	1993	1992	1993	1992
Interest Income	$ 65,638	$ 90,211	$ 85,187	$ 117,616
Other	16,855	-0-	16,855	-0-
Discount - Refinancing	343,641	-0-	343,641	-0-
Discount from operating partnerships	136,641	-0-	136,641	-0-
	562,775	90,211	582,324	117,616
Equity in losses of operating partnerships	(1,069,384)	(1,076,692)	(2,138,768)	(2,102,098)
Expenses:
Management fees	173,768	112,085	282,768	231,991
Professional services	4,640	151,851	59,146	252,467
Interest	(4,852)	166,004	101,225	350,596
Amortization	5,486	26,933	10,972	53,866
Other expense (income)	2,312	13,681	19,144	35,122
	181,354	470,554	473,255	924,042
Net loss	$ (687,963)	$(1,457,035)	$(2,029,699)	$(2,908,524)
Net loss allocated to General Partner	$ (3)	$ (6)	$ (8)	$ (12)
Net loss allocated to Limited Partners	$ (687,960)	$(1,457,029)	$(2,009,691)	$(2,908,512)
Net loss per .05% L. P. Interest	$ (344)	$ (729)	$ (1,015)	$ (1,454)

STATEMENT OF OPERATIONS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	1993	1992	1993	1992
Interest Income	$ 29,481	$ 27,647	$ 114,668	$ 145,263
Other	-0-	19	16,855	19
Discount - Refinancing	-0-	-0-	343,641	-0-
Discount from operating partnerships	-0-	-0-	136,641	-0-
	29,481	27,666	611,805	145,282

Equity in losses of operating partnerships	(1,069,384)	(1,181,951)	(3,208,152)	(3,284,049)
Expenses:
Management fees	124,052	109,000	406,820	340,991
Professional services	28,440	78,524	87,585	330,991
Interest	84,017	155,223	185,242	505,819
Amortization	5,486	26,933	16,458	80,799
Other expense (income)	2,279	48,922	21,423	84,044
	244,274	418,602	717,528	1,342,644
Net loss	$(1,284,177)	$(1,572,887)	$(3,313,875)	$(4,481,411)
Net loss allocated to General Partner	$ (5)	$ (6)	$ (13)	$ (18)
Net loss allocated to Limited Partners	$(1,284,172)	$(1,572,881)	$(3,313,862)	$(4,481,393)
Net loss per .05% L. P. Interest	$ (642)	$ (786)	$ (1,657)	$ (2,241)

STATEMENT OF CASH FLOWS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the
	Three Months Ended
	June 30,	June 30,
	1993	1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,341,735)	$(1,451,490)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity in losses of operating partnerships	1,069,384	1,025,406
Amortization	5,486	26,933
Decrease (increase) in other assets	2,225	-0-
Increase (decrease) in accounts payable and accrued expenses	(34,796)	(180,820)
Total adjustments	1,042,299	871,519
Net cash used by operating activities	(299,436)	(579,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	(22,694)	(133,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	2,148,136	2,101,513
Payments to secured lenders	(706,565)	(961,540)
Distributions	-0-	-0-
Net cash provided by financing activities	1,441,571	1,139,973

NET INCREASE IN CASH	1,119,441	426,047
CASH BALANCE, BEGINNING OF PERIOD	2,640,557	1,619,152
CASH BALANCE, END OF PERIOD	$ 3,759,998	$ 2,045,199

STATEMENT OF CASH FLOWS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	1993	1992	1993	1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(900,645)	$(1,457,034)	$(2,242,380)	$(2,908,524)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity in losses of operating partnerships	1,099,137	(6,289,740)	2,158,421	(5,264,334)
Amortization	5,486	7,394,731	10,972	7,421,664
Decrease (increase) in other assets	18,600	30,000	30,925	30,000
Increase (decrease) in accounts payable and accrued expenses	(359,908)	(28,627)	(394,704)	(209,447)
Total adjustments	763,315	1,106,364	1,805,614	1,977,883
Net cash used by operating activities	(137,330)	(350,670)	(436,766)	(930,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	(2,880,409)	(1,401,616)	(2,903,103)	(1,535,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	2,246,522	2,048,738	4,394,658	4,150,251
Payments to secured lenders	(384,035)	(375,877)	(1,090,600)	(1,337,417)
Distributions	(2,950)	(4,550)	(2,950)	(4,550)
Net cash provided by financing activities	1,859,537	1,668,311	3,301,108	2,808,284

NET INCREASE (DECREASE) IN CASH	(1,158,202)	(83,975)	(38,761)	342,072
CASH BALANCE, BEGINNING OF PERIOD	3,759,998	2,045,199	2,640,557	1,619,152
CASH BALANCE, END OF PERIOD	$2,601,796	$1,961,224	$2,601,796	$1,961,224

STATEMENT OF CASH FLOWS
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	1993	1992	1993	1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,073,458)	$(1,572,888)	$(3,315,838)	$(4,481,412)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity in losses of operating partnerships	1,035,653	1,217,184	3,194,074	(4,047,150)
Amortization	(164,650)	16,933	(153,678)	7,438,597
Decrease (increase) in other assets	(196,022)	(704,209)	(165,097)	(674,209)
Increase (decrease) in accounts payable and accrued expenses	(81,054)	(92,671)	(475,758)	(302,118)
Total adjustments	593,927	437,237	2,399,541	2,415,120
Net cash used by operating activities	(479,531)	(1,135,651)	(916,297)	(2,066,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	493	(598,358)	(2,902,610)	(2,133,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	2,317,339	2,929,664	6,711,997	7,079,915
Payments to secured lenders	(1,110,000)	(886,972)	(2,200,600)	(2,224,389)
Distributions	(507,801)	(26,391)	(510,751)	(30,941)
Net cash provided by financing activities	$ 699,538	$2,016,301	$4,000,646	$4,824,585

NET INCREASE IN CASH	220,500	282,292	181,739	624,364
CASH BALANCE, BEGINNING OF PERIOD	2,601,796	1,961,224	2,640,557	1,619,152
CASH BALANCE, END OF PERIOD	$2,822,296	$2,243,516	$2,822,296	$2,243,516

The expenses for each quarter, which consist primarily of the Partnership's equity in losses passed through to the Partnership from the Operating Partnerships, exceeded income, comprised principally of interest income, for each quarter. For interim periods, the Partnership estimates its equity in losses of the Operating Partnerships based on their operations for the prior calendar year. The losses were $1,284,176 for the quarter ended December 31, 1993, $687,962 for the quarter ended September 30, 1993, and $1,341,736 for the quarter ended June 30, 1993, respectively, as compared to the losses of $1,572,887 for the quarter ended December 31, 1992, $1,457,035 for the quarter ended September 30, 1992, and $1,451,489 for the quarter ended June 30, 1992.

The quarter-to-quarter comparison of interest income, which includes interest income on Investor Notes, may not be meaningful: as the Partnership's collection from the Investor Notes and the related interest were made on an semi-annual basis. Generally interest income has been decreasing in part due to the decrease in the amount of the Investor Notes outstanding.

The interest expense decreased from the respective prior years, quarters as a result of the amortization in the principal of the loan balance and the August 1993 refinancing of the indebtedness to the Secured Lenders.

Impact of the Year 2000 Issue

The Partnership uses primarily "off the shelf" computer software and has been advised by the manufacturers that most of this software, including the Partnership's accounting and financing software, is Year 2000 compliant. Accordingly, the cost of addressing the Year 2000 issue is not expected to be material to the Partnership and any potential cost to the Partnership for incomplete or untimely resolution of Year 2000 issues is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

[Not Applicable]

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve know and unknown risks and uncertainties. The Partnership's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors include, without limitation :

* The ongoing business of the Projects, in which the Partnership has invested, may be subject to all of the risks attendant upon the operation of federally assisted multi-family rental housing projects.

* The Projects are subject to certain governmental and lender restrictions that will affect their marketability, which may make it impractical for the Operating Partnerships to sell or refinance their Projects prior to the maturity of the permanent financing.

* The Projects are subject to governmental regulations with regard to the eligibility of tenants for the Projects and limit the amount of rent the Project can charge. The regulations may make it more difficult to rent apartments in the Projects, and may adversely affect the Projects' cash flow and its ability to meet it operating costs.

* The tax benefits to Limited Partners in the form of Tax Credits from the Projects are subject to compliance with tax code, regulations, and to verification by tax audit.

The Partnership undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

Item 8. Financial Statements and Supplementary Data.

See Item 14 for a list of the Partnership's Financial Statements filed as part of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

[Not Applicable.] [None.]

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers and has no employees of its own.

General Partner

The sole General Partner of the Partnership is Megan Asset Management, whose mailing address is 1424 W. Century Avenue, Suite 102, Bismarck, ND 58501. Megan Asset Management, which is also the Independent Manager of the Partnership, is a corporation whose executive officers are Gary L. Maddock, Chairman, and Paul J. Maddock, President. As of March 31, 1994, the shareholders of Megan Asset Management were Gary L. Maddock (25%), Michele Maddock (25%), and Paul Maddock (50%). Prior to August 31, 1993, the sole shareholder of Megan Asset Management was Gary L. Maddock. Gary L. Maddock and Michelle Maddock are husband and wife. Gary L. Maddock and Paul J. Maddock are brothers. As Megan Asset Management is not the beneficial owner of any limited partnership interests in the Partnership, no forms 3, 4 or 5 were filed with respect to such change in ownership of Megan Asset Management.

The Independent Manager

The Management Agreement between the Partnership and the Independent Manager provides for the Independent Manager to conduct and manage, on the Partnership's behalf, the Partnership's operations in connection with, among other things, the collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan. The compensation of the Independent Manager is set forth under "Item 11. Executive Compensation".

The terms of the Management Agreement expressly provide that the services of the Independent Manager to the Partnership are not to be deemed exclusive, and the Independent Manager shall be free to render similar services to others. The Partnership Agreement contains similar provisions with respect to the General Partner, and further provides that the General Partner and its affiliates are not precluded from providing and being compensated by the Partnership for any services (including but not limited to services in connection with identification, analysis, due diligence review, development and construction) relating to the purchase by the Partnership of interests in partnerships which own, or are intended to own, projects intended to qualify for Tax Credits, as contemplated by the Plan, provided that the commissions and fees charged therefor do not exceed those generally charged by or to others for comparable services. The Independent Manager has been in and continues to be in the business of performing acquisition and syndication placement consulting services relating to Tax Credit projects for others and has provided such services to the Partnership with respect to its acquisition of interests in additional projects; see "Item 13. Certain Relationships and Related Transactions".

Gary L. Maddock, 58, Chairman of the Independent Manager, is a real estate attorney, CPA and licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent law practice, he has represented owner/developers of projects ranging from a $100 million Caribbean hotel, marina and condominium development to a 250-room urban hotel and conference center to a $15 million residential waterfront development on Long Island, New York. He has been engaged in and continues to be engaged in the practice of law and has performed legal services for others and the Partnership; see "Item 13. Certain Relationships and Related Transactions".

Paul J. Maddock, 46, President of the Independent Manager, has been with the Independent Manager for eight years. He is a CPA and was formerly a tax manager for a regional CPA firm.

The Investors Committee

Pursuant to the Plan, the Investors Committee performs an oversight role in connection with the approval of the deferral of payments to be made to the Limited Partners and the use thereof for payments to the Operating Partnerships or for other costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit. The Investors Committee does not perform any management functions with respect to the Partnership. All but one of the current members of the Investors Committee are direct or indirect holders of a Limited Partnership Interest in the Partnership.

As of March 31, 1994, the members of the Investors Committee were as follows:

Fran Hoaglund, Chair, 51. President of Tax Equity Associates for the past 10 years. Financial planner and tax specialist for more than 25 years. Holder of a Limited Partnership Interest.

David Apple, 39. President of David Apple, Ltd. (certified public accountants) for the past 10 years. CPA for more than 18 years. Holder of a Limited Partnership Interest.

James Linna, 54. President of each of First Midwest Securities, Inc. and First Midwest Insurance Services, Inc. for the past seven years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 20 years. Holder of a Limited Partnership Interest.

John P. Lockrey, 45. President of WFG Securities Corporation. Chairman of the Broker/Dealers Committee of the Financial Services Exchange (a due diligence organization representing approximately 40 NASD member firms and approximately 10,000 account executives). Vice President of Ethics for the International Association of Financial Planners. Mr. Lockrey was removed as a committee member in 1996.

Joseph Schwartz, 27. Treasurer of Gregory Schwartz & Co. since 1991. Prior thereto Mr. Schwartz was employed as a certified public accountant with Arthur Andersen & Co. (1989-1991) and Plante & Moran (1988), following his graduation from the University of Notre Dame in 1988.

William Walczak, 52. President of William M. Walczak CPA, S.C. CPA for more than 20 years. Holder of a Limited Partnership Interest.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant during the March 1994 Fiscal Year, and Forms 5 and amendments thereto furnished to the Registrant with respect to the March 1994 Fiscal Year, no person subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") failed to file on a timely basis, as disclosed in the Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the March 1994 fiscal year except that each of Gary Maddock and Paul Maddock did not file his Form 3 on a timely basis.

Item 11. Executive Compensation.

The following table shows compensation for management services rendered in all capacities to the Partnership by Megan Asset Management and its predecessor as Independent Manager during the periods indicated.

	SUMMARY COMPENSATION TABLE
		Annual
	Fiscal Year	Compensation	Other Annual
Name and Principal Position	Ended	Fee	Compensation
	(2)	(3)
Megan Asset Management, Inc.	3/31/94	$483,000	$31,394 (4)
Independent Manager (1)	3/31/93	$396,000	$35,360 (5)
	12/31/91	$276,000	$57,804 (6)

(1) The Independent Manager for periods prior to January 1, 1993 was Megan Management, a company under common ownership and control with Megan Asset Management. Megan Management assigned its rights and obligations as Independent Manager to Megan Asset Management as of December 31, 1992.

(2) The Partnership changed its fiscal year-end for accounting purposes from December 31 to March 31, effective October 1992.

(3) Does not include $40,000 per year paid to Smith & Radigan for accounting services.

(4) Consists of payment for additional services rendered pursuant to the Management Agreement in connection with excess collections from defaulted investors, and approximately $12,500 for reimbursement of expenses.

(5) Consists of payment for services rendered other than pursuant to the Management Agreement in connection with the preparation and filing of periodic reports and other documents with the SEC, including approximately $13,000 for reimbursement of expenses.

(6) Consists of payment for services rendered other than pursuant to the Management Agreement in connection with the preparation and filing of periodic reports and other documents with the SEC and certain tax filings, including approximately $22,842 for reimbursement of expenses.

Compensation of the Independent Manager

Under the Management Agreement, the Independent Manager was entitled to receive $396,000 annually, plus $40,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1992 through 1994; an additional $35,000 in calendar year 1992, pursuant to the Settlement Agreement; and $119,500 annually, plus $30,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1995 through 1998. Commencing with calendar year 1999, the Independent Manager would be entitled to an annual base fee of $119,500, together with an additional $30,000 to cover the cost of preparation of tax returns and financial statements, less $750 for each Operating Limited Partnership in which the Partnership ceases to own the limited partnership interest during 1999 and thereafter. The foregoing would be in lieu of payment to the General Partner of amounts received by the Partnership pursuant to Sections 6(6)(c) (providing for annual payments from each Operating Partnership to the Partnership of $750 for each of the years 1995 through 1999) and 6(6)(d) (providing for annual payments from each Operating Partnership to the Partnership of an amount to be negotiated but not to exceed $750 for each year commencing with the year 2000) of the Plan.

The Management Agreement prohibits reimbursement of the Independent Manager for any expenses incurred by it in connection with the services rendered by it under the Management Agreement, except as otherwise provided in the Management Agreement or under the Plan or any amendment thereto.

The Independent Manager is also entitled to receive, as incentive compensation, an amount equal to 50% of any distributions with respect to Capital Events originally payable to Continental Construction (an affiliate of First American) under the Plan, and the Independent Manager would be required to pay to the Partnership an amount equal to 25% of gross fees, if any, earned by it or its affiliates directly from any of the Operating Partnerships (not including amounts owed to the Independent Manager pursuant to the Management Agreement). There can be no assurance that any such amounts would be earned or paid.

The Management Agreement also provides for the Partnership to indemnify the Independent Manager and its officers, directors and employees against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct.

Compensation of the Investors Committee

The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Through such period, members of the Investors Committee received $100 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including attendance at meetings of the Investors Committee. They are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct .

Item 12. Security Ownership of Certain Beneficial Owners and Management.

No Limited Partner is the holder of 5% or more of Limited Partnership Interests. Neither the General Partner and Independent Manager nor any of its officers or directors holds any Limited Partnership Interests.

As of March 31, 1994 the shareholders of Megan Asset Management were Gary L. Maddock (25%), Michelle Maddock (25%), and Paul J. Maddock (50%).

Item 13. Certain Relationships and Related Transactions.

Development and Consulting Activities

Megan Management has entered into a joint venture agreement with ERC Properties of Arkansas, Inc., a company affiliated with ERC Properties, Inc., the Developer Class Representative under the Plan, for the identification, development and syndication of new projects intended to generate Tax Credits. The Independent Manager does not presently intend to acquire on behalf of the Partnership any interest in any projects in which it or Megan Management is involved in the development.

Independent Manager is not affiliated with any general partners of the Operating Partnerships. However, the Independent Manager or Megan Management have provided syndication and placement consulting services to several Operating General Partners of Operating Partnerships in which the Partnership owns the limited partnership interests with respect to syndication and placement of Tax Credit projects with entities other than the Partnership. See "Item 10. Directors and Executive Officers of the Registrant - The Independent Manager".

Gary L. Maddock, P.C.

Gary L. Maddock, P.C. is a New York corporation of which Megan Asset Management's chairman and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. During the fiscal year ended March 31, 1994, the Partnership paid Gary L. Maddock P.C. an aggregate of $28,303 in legal fees and expenses for legal services rendered to the Partnership.

 Paul J. Maddock, P.C.

Paul J. Maddock, P.C. is a North Dakota corporation of which Megan Asset Management's president, treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. an aggregate of $42,805 in accounting fees which includes tax services rendered to the Operating Partnerships on behalf of the Partnership as set forth in the Independent Manager agreement. Each Operating Partnership is responsible for and is billed for these services which are, when and if collected, reimbursed to the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Balance Sheets as of March 31, 1994 and March 31, 1993 Statements of Operations, Changes in Partners' Capital and Cash Flows for the years ended March 31, 1994 and March 31, 1993, and Statements of Operations, Changes in Partners' Capital and Cash Flows for the year ended December 31, 1991 and the three Months Ended March 31, 1992 Notes to Financial Statements as of March 31, 1994, and March 31, 1993 and December 31, 1991

(b) Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

*2a Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

**2a(i) Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

**2a(ii) Order Amending Confirmation Order, dated October 3, 1990.

*2b Order Clarifying Joint Plan dated December 11, 1990.

*2c Order Modifying Joint Plan entered March 6, 1991.

**2c(i)Order Amending Confirmation Order, dated April 8, 1991.

*2d Second Order Modifying Joint Plan entered June 22, 1992.

**2e Final Decree, dated May 20, 1993.

*3a Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4a Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

**10a Amended and Restated Management Agreement dated as of December 23, 1991 between Bayfield and Megan Asset Management.

*10b Form of Partnership Interest Security Agreement with Developer.

*10c Form of Unfinanced Note Security Agreement with Developers.

*10d Form of Loan and Security Agreement.

*10e Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10f Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

21 List of Subsidiaries

*27a Financial Data Schedule (electronic filing only)

*99a Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*99b Investor Notes.

*99c Agreements and Certificate of Limited Partnership of the Operating Partnerships.

(c) Reports on Form 8-K

[None.]

_________________________

* Incorporated by reference to document filed as an exhibit to Form 10-K for the Fiscal Year Ended March 31, 1993

** Incorporated by reference to document filed as an exhibit filed herein to Form 10-K for the Fiscal Year Ended March 31, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 23, 2000	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
By: MEGAN ASSET MANAGEMENT, INC.
General Partner and Independent Manager
By: /s/ Gary L. Maddock
Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: May 23, 2000	By:/s/ Gary L. Maddock
Chairman and Director,
Megan Asset Management, Inc.
Dated: May 23, 2000	By:/s/ Paul J. Maddock
President and Director,
Megan Asset Management, Inc.
Dated: May 23, 2000	By:/s/ Michele Maddock
Director,
Megan Asset Management, Inc.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

March 31, 1994

Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1994

INDEPENDENT AUDITORS' REPORT

To The Partners

Bayfield Low Income Housing Limited Partnership

We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 1994 and March 31, 1993, the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended, and the statements of operations and cash flows for the year ended December 31, 1991 and the three months ended March 31, 1992.  These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the 152 Operating Partnerships in 1994, 150 Operating Partnerships in 1993 and 151 Operating Partnerships in 1991 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 49 in 1994, 48 in 1993 and 41 in 1991 of these Operating Partnerships were audited by other auditors whose report has been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 29.9 percent and 34.4 percent of the Master Limited Partnership's total assets at March 31, 1994 and March 31, 1993, respectively, and 40.1 and 32.4 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1994 and March 31, 1993, zero percent of the total loss of the Master Limited Partnership for the three months ended March 31, 1992, and 30.2 percent of the total loss of the Master Limited Partnership for the year ended December 31, 1991.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

The financial statements of 103 of the Operating Partnerships in 1994, 102 of the Operating Partnerships in 1993 and 110 of the Operating Partnerships in 1991 were not audited. These investments comprised 47.4 percent and 49.2 percent of the Master Limited Partnership's total assets at March 31, 1994 and March 31, 1993, respectively, 46.5 percent and 38.6 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1994 and March 31, 1993 and (42.5) percent of the total loss of the Master Limited Partnership for the year ended December 31, 1991. Furthermore, no income or loss from such investments has been recorded for the three months ended March 31, 1992, as the financial results of the Operating Partnerships are only available on a calendar year basis. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 103 Operating Partnerships in 1994, 102 Operating Partnerships in 1993 and the 110 Operating Partnerships in 1991 referred to in the preceding paragraph been audited, and had financial results for the Operating Partnerships for the three months ended March 31, 1992 been available, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 1994 and March 31, 1993, and the results of its operations and its cash flows for the years ended March 31, 1994 and March 31, 1993, the three months ended March 31, 1992, and the year ended December 31, 1991, in conformity with generally accepted accounting principles.

/S/ Smith & Radigan, P.C.

Atlanta, Georgia

December 9, 1994

Balance Sheets

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

ASSETS
	March 31,
	1994	1993
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$10,215,953	$13,997,472

OTHER ASSETS
Cash	1,606,981	719,777
Lockbox and other restricted deposits	1,306,925	1,920,780
Receivable from sale of auction interests	-0-	35,000
Organization costs	39,917	61,859
Other	47,240	12,925
	$13,217,016	$16,747,813

LIABILITIES AND PARTNERS CAPITAL
	March 31,
	1994	1993
Accounts payable and accrued expenses	$ 206,880	$ 802,518
Contributions payable to operating partnerships	2,690,700	6,931,352
Notes payable to secured lenders	1,577,000	4,195,600
	4,474,580	11,929,470
Partners' capital (deficit)
Limited partners	15,417,612	20,262,930
General partner	61	78
Subscriptions receivable	(6,675,237)	(15,444,665)
	8,742,436	4,818,343
	$13,217,016	$16,747,813

The Notes to Financial Statements are an integral part of these Statements.

Statements of Operations

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the	For the	For the Three
	Year Ended	Year Ended	Months Ended
	March 31,	December 31,	March 31,
	1994	1993	1991	1992
Interest income	$ 208,498	$ 229,328	$ 414,369	$ 100,353

Equity in losses of operating partnerships	(3,748,006)	(4,277,536)	(4,306,771)	-0-

Expenses:
Management fees	483,000	396,000	362,326	134,000
Professional services	178,454	462,734	623,031	43,065
Interest	255,836	632,645	828,112	199,097
Amortization	21,942	86,182	107,732	26,933
Other expense (income)	(150,306)	39,937	142,248	16,150
	788,926	1,617,498	2,063,449	419,245
Net loss before gain (loss) on sale of Auction Interests	(4,328,434)	(5,665,706)	(5,955,851)	(318,892)
Gain (loss) on sale of Auction Interests	-0-	(360,954)	27,863	-0-
Net loss	$(4,328,434)	$(6,026,660)	$(5,927,988)	$ (318,892)

Net loss allocated to General Partner	$ (17)	$ (22)	$ -0-	$ -0-
Net loss allocated to limited partners	$(4,328,417)	$(6,026,638)	$(5,927,988)	$ (318,892)
Net loss per .05% limited partnership interest	$ (2,164)	$ (3,013)	$ (2,964)	$ (159)

The Notes to Financial Statements are an integral part of these Statements.

Statements of Changes in Partners' Capital (Deficit)

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	Limited	General	Subscriptions
	Partners	Partners	Receivable	Total
Partners' capital (deficit), January 1, 1991	$33,716,783	$ (402,502)	$(35,110,649)	$ (1,796,368)
Net loss for the year ended December 31, 1991	(5,927,988)	-0-	-0-	(5,927,988)
Distributions	(34,764)	-0-	-0-	(34,764)
Collections and adjustments	-0-	-0-	8,466,586	8,466,586

Partners' capital (deficit),December 31, 1991	27,754,031	(402,502)	(26,644,063)	707,466

Substitution of general partner	(402,502)	402,602	-0-	100
Net loss for the three months ended March 31, 1992	(318,892)	-0-	-0-	(318,892)
Distributions	(4,245)	-0-	-0-	(4,245)
Collections and adjustments	-0-	-0-	2,086,419	2,086,419

Partners' capital (deficit), March 31, 1992	27,028,392	100	(24,557,644)	2,470,848

Net loss for the year ended March 31, 1993	(6,026,638)	(22)	-0-	(6,026,660)
Distributions	(37,440)	-0-	-0-	(37,440)
Collections and adjustments	(701,384)	-0-	9,112,979	8,411,595

Partners' capital (deficit) March 31, 1993	20,262,930	78	(15,444,665)	4,818,343

Net loss for the year ended March 31, 1994	(4,328,417)	(17)	-0-	(4,328,434)
Distributions	(516,901)	-0-	-0-	(516,901)
Collections and adjustments	-0-	-0-	8,769,428	8,769,428
Partners' capital (deficit) March 31, 1994	$15,417,612	$ 61	$ (6,675,237)	$ 8,742,436

The Notes to Financial Statements are an integral part of these Statements.

Statements of Cash Flows

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS

	For the Year Ended	For the Year Ended	Months Ended
	March 31,	December 31,	March 31,
	1994	1993	1991	1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,328,434)	$(6,026,660)	$(5,927,988)	$ (318,892)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity in losses of Operating Partnerships	3,748,006	4,277,536	4,306,771	-0-
Gain on sale of Auction Interests	-0-	360,954	(27,863)	-0-
Amortization	21,942	86,182	107,732	26,933
Decrease (increase) in other assets	579,540	(733,807)	337,979	(706,065)
Decrease in accounts payable and accrued
expenses	(595,638)	(298,611)	(194,501)	(168,968)
Total adjustments	3,753,850	3,692,254	4,530,118	(848,100)
Net cash used by operating activities	(574,584)	(2,334,406)	(1,397,870)	(1,166,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions paid to Operating Partnerships	(4,207,139)	(3,327,804)	(4,153,982)	(2,173,342)
Proceeds from sale of Auction Interests	35,000	7,500	159,820	-0-
Net cash used by investing activities	(4,172,139)	(3,320,304)	(3,994,162)	(2,173,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions received	8,769,428	8,411,695	8,466,586	2,086,419
Payments to secured lenders	(2,618,600)	(2,441,517)	(2,868,485)	(300,416)
Distributions	(516,901)	(37,440)	(34,764)	(4,245)
Net cash provided by financing Activities	5,633,927	5,932,738	5,563,337	1,781,758

NET INCREASE (DECREASE) IN CASH	887,204	278,028	171,305	(1,558,576)
CASH BALANCE, BEGINNING OF PERIOD	719,777	441,749	1,829,020	2,000,325
CASH BALANCE, END OF PERIOD	$ 1,606,981	$ 719,777	$ 2,000,325	$ 441,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 396,542	$ 588,172	$ 998,307	$ 116,672

The Notes to Financial Statements are an integral part of these Statements.

During the year ended March 31, 1993, Investments in Operating Limited Partnerships and Contributions Payable to Operating Partnerships of $265,850 were recorded to reflect the acquisition of eight new Operating Partnership investments. Additionally, Investments in Operating Limited Partnerships and Contributions Payable to Operating Partnerships were reduced by $693,186 to reflect the elimination of eight Operating Partnership investments.

In connection with the foreclosure of two operating partnerships, investments in operating limited partnerships and contributions payable to operating limited partnerships of $261,583 were eliminated in 1991.

The Notes to Financial Statements are an integral part of these Statements.

Note A - Organization

Bayfield Low Income Housing Limited Partnership (the "Master Limited Partner-ship") was organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 debtor investor limited partnerships ("the Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as amended by an Order Clarifying the Joint Plan dated December 11, 1990 and an Order Modifying the Joint Plan entered March 6, 1991 or as may have been otherwise amended or modified by orders settling litigation with non-electing Developers with respect to those Developers or their Operating Partnerships (the "Plan").

The Master Limited Partnership was created under the Plan as the entity into which all of the assets and liabilities of the fifty-two Debtor Investor Partnerships were "rolled-up" as of July 1, 1990 and after which their assets and businesses would be managed.

The fifty-two Debtor Investor Partnerships were the following Delaware limited partnerships:

 ARLINGTON Estates Limited Partnership, BARRINGTON Estates Limited Partnership, BAYFIELD Estates Limited Partnership, BEECHFIELD Estates Limited Partnership, BIRCHFIELD Estates Limited Partnership, BLAKEFIELD Estates Limited Partnership, BRIGHTON Estates Limited Partnership, BROOKLINE Estates Limited Partnership, CANDLE RIDGE Estates Limited Partnership, CANTERBURY Estates Limited Partnership, CARLYSLE Estates Limited Partnership, CHERRYWOOD Estates Limited Partnership, CHESTERFIELD Estates Limited Partnership, CLARKSON Estates Limited Partnership, CLAYTON Estates Limited Partnership, CLOVERFIELD Estates Limited Partnership, COPPERFIELD Estates Limited Partnership, CRESCENT Estates Limited Partnership, DEERFIELD Estates Limited Partnership, DELAFIELD Estates Limited Partnership, EDENFIELD Estates Limited Partnership, EMERALD Estates Limited Partnership, EVEREST Estates Limited Partnership, EVERGREEN Realty Investors Limited Partnership, FIRST Estates Limited Partnership, GLENWOOD Estates Limited Partnership, GREENFIELD Estates Limited Partnership, GREENWOOD Estates Limited Partnership, HARBORFIELD Estates Limited Partnership, HOLLY Estates Limited Partnership, HUNTER Estates Limited Partnership, KEHRS MILL Estates Limited Partnership, LITTLEFIELD Estates Limited Partnership, LIVINGSTON Realty Investors Limited Partnership, MEADOWFIELD Estates Limited Partnership, MITCHELLFIELD Estates Limited Partnership, NORTHFIELD Estates Limited Partnership, NORWICH Estates Limited Partnership, OLEANDER Estates Limited Partnership, PINE HOLLOW Estates, A Delaware Ltd. Partnership, PLAINFIELD Estates Limited Partnership, PLANTINGFIELD Estates Limited Partnership, REDWOOD Estates Limited Partnership, ROSEWOOD Estates Limited Partnership, SAGEWOOD Estates Limited Partnership, SOUTHFIELD Estates Limited Partnership, SPRINGFIELD Estates Limited Partnership, SUMMERFIELD Estates Limited Partnership, SYCAMORE Realty Investors Limited Partnership, WALNUT Estates Limited Partnership, WILSHIRE Estates Limited Partnership, WYNNFIELD Estates Limited Partnership.

Each of the Debtor Investor Partnerships was organized as a Delaware limited partnership by First American Holdings, Inc. First American Holdings, Inc. a Delaware corporation, (sometimes referred to herein as "First American") was the sole general partner of each of the Debtor Investor Partnerships and general partner of the Master Limited Partnership. Each Debtor Investor Partnership was formed to acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which was expected to develop, own and operate a multi-family apartment complex for low to moderate income tenants (the "Projects").

The Projects were expected to receive financing from the Farmers Home Administration of the U.S. Department of Agriculture and to receive interest credits and, in some cases, rental assistance payments under Section 515 of the Housing Act of 1949. Each Project was expected to qualify for the low income housing credit ("LIHC") under Section 42 of the Internal Revenue Code of 1986. Section 42 of the Tax Code was enacted by the United States Congress to promote the development of low and moderate income rental housing. In order to generate LIHC, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations.

As a result of adverse economic conditions and increased competition, the Debtor Investor Partnerships were placed under the protection of Chapter 11 of the Bankruptcy Code. Principal provisions of the plan of reorganization, as approved July, 1990 and amended ("the Plan"), follow:

In consideration of their contribution of assets to the Master Limited Partnership, each of the Debtor Investor Partnerships received an allocable portion of the limited partnership interests in the Master Limited Partnership. The limited partnership interests in the Master Limited Partnership were then distributed by each of the Debtor Investor Partnerships to the Investors in such Debtor Investor Partnership and so registered in the books of the Master Limited Partnership. The distribution of the interests in the Master Limited Partnership to the Investors was to be complete on the registration of such interests in the books of the Master Limited Partnership, and no certificates of limited partnership interests were distributed to any party. The limited partnership interests in the Master Limited Partnership are subject to the security interests granted under the Plan to Secured Lenders and Developers, and the Master Limited Partnership shall make no transfer of any such limited partnership interest without the consent of the appropriate Secured Party.

All claims against and interests in the Debtor Investor Partnerships were divided into the following classes:

(1) Administration Class consists of all Allowed or Bankruptcy Court approved Administration claims of a Debtor Investor Partnership, including, without limitation, the costs and expenses (including attorneys' and accountants' fees as approved by the Bankruptcy Court) of each official committee of the Debtor Investor Partnerships and the unofficial committee of developers. Each member of such class received on confirmation cash equal to the allowed amount of its administration claim, except to the extent it has agreed to different treatment.

(2) Secured Lender Class consists of all allowed claims based on loan and security agreements giving rise to valid, duly perfected and non-avoidable pre-petition security interests in Investor Notes, to the extent of the value of a Debtor Investor Partnership's interest at confirmation of the plan in the collateral securing such claims, less payments made or applied on account of such claims during the course of the Chapter 11 case. Except to the extent a member of such class has agreed to different treatment, it:

(a) Retained any existing duly perfected security interest until all payments due to it under the plan shall have been paid in full;

(b) Received a note from the Master Limited Partnership, pursuant to the loan repayment and security agreement;

(c) Received a security interest from the Master Limited Partnership pursuant to the loan repayment and security agreement, with respect to: 1) any property of the Debtors that was transferred to the Master Limited Partnership and in which such secured lender held a duly perfected security interest as of the filing of the petition; and 2) those interests in the Master Limited Partnership which were distributed to the Investors whose investor notes are held by such Secured Lender. Such security agreements provide that all property in which a holder receives a security interest shall serve as collateral for all obligations to such holder under the Plan; and

(d) Received cash payments of principal and interest as set forth in the Secured Lender Payment Schedule (after credit for any payments made or applied during the course of the Chapter 11 case).

(3) Developer Class consists of all Allowed Claims held by Operating Partnerships (or the general partners thereof) against a Debtor Investor Partnership exclusive of those specifically included in subsection (b) of the "Other Creditor Class." Except for Developers holding the Auction Interests (Note E), each of the Developers received:

(a) Payments at the times specified in the Plan in amounts determined by a Developer Payment Formula, provided, however, any amount which would otherwise be payable to a non-Electing Developer were reserved and will not be made until the entry of a final order determining all litigation between the Debtor and such Non-Electing Developer and any funds so reserved may be used by the Master Limited Partnership in connection with such litigation;

(b) Payments such that the total of all payments to a Developer shall be equal to the full amount of such Developer's Allowed Claim plus interest at a rate equal to eight percent (8%) per annum; and

(c) To the extent a party held a duly perfected non-avoidable security interest in assets of a Debtor Investor Partnership, such party retained its perfected security interest in such of those assets of that Debtor Investor Partnership which were transferred to the Master Limited Partnership and received the costs and expenses, if any, fixed by a Final Order of the Bankruptcy Court.

The limited partnership agreements between the Debtor Investor Partnerships and each of the Operating Partnerships were to be amended as follows:

(a) The Master Limited Partnership shall become the limited partner of such Operating Partnership in place of the Debtor Investor Partnership;

(b) Commencing January 1, 1995, except as noted below, any cash flow to which a Debtor Investor Partnership is entitled shall be retained by the Developers;

(c) On or before April 1 of each of the five (5) years commencing 1995, each Operating Partnership shall distribute to the Master Limited Partnership $750 per year, provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations. To the extent the payment or any portion is not paid in any year, the remainder shall accumulate and be paid at the earliest time the payment is not prohibited; and

(d) On or before April 1 of each year commencing 2000, each Operating Partnership shall distribute to the Master Limited Partnership an amount to be negotiated by the Independent Manager and the Developer Class Representative which shall not exceed $750, provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations. To the extent the payment or any portion is not paid in any year, the remainder shall accumulate and be paid at the earliest time the payment is not prohibited.

(4) Other Creditor Class consists of all:

(a) Allowed Claims held by creditors of a Debtor Investor Partnership that are not otherwise classified under the Plan;

(b) Allowed Claims (or those portions of Allowed Claims) which represent the amounts to be reimbursed to the Operating Partnerships (or the general partners thereof) in connection with the filing of an amended partnership agreement for such Operating Partnership prior to the filing of the Petitions; and

(c) Allowed Claims (or those portions of Allowed Claims) which represent the amounts to be paid to Investors in connection with checks which were issued to Investors prior to the filing of the Petitions.

Each holder of an allowed claim in such class received payment in full at Confirmation of the Plan; provided, however, that if the aggregate total of Allowed Claims of this Class exceeds $55,000, each member of the Class shall receive a prorata share of $55,000 based on the amount of its Allowed Claim.

(5) Pre-Petition Legal Class consists of all Allowed Claims held by Stairs, Dillenbeck, Kelly & Merle, attorneys, against a Debtor Investor Partnership for services rendered prior to the filing of the Petition of such Debtor Investor Partnership and not in connection with the Chapter 11 cases of the Debtor Investor Partnerships. Each holder of an Allowed Claim in such class received payments in full of its allowed claim in ten equal semiannual installments commencing July, 1990 .

(6) Fidelity Class consists of all Allowed Claims held by Fidelity Management Corporation, an affiliate of First American, or any broker or dealer whose Claim arises out of the sale of a limited partnership interest in a Debtor Investor Partnership. Holders of the Fidelity Class Allowed Claims shall receive ten semiannual payments of $69,237 each commencing in July, 1990.

(7) First American Class consists of all Allowed Claims (but not interests) held by First American against a Debtor Investor Partnership. Each holder of a First American Class allowed claim shall receive:

(a) Three semiannual payments of $66,667 commencing upon confirmation of First American's plan of reorganization.

(b) Additional amounts, if any, pursuant to Article 15 of the Plan. ("Payments from Capital Events") (Note J). Such amounts will only be paid after payment in full of amounts due from such monies to the Secured Lender Class and Developer Class, and payments have been made to the Investor Class equal to: twenty percent (20%) of its net capital invested; plus interest at a rate of ten percent (10%) per annum from December 31, 1994; plus an additional one hundred percent (100%) of its net capital invested.

(8) Investor Class consists of all interests and Allowed Claims of parties which arise out of the purchase or holding of limited partnership interests in a Debtor Investor Partnership, exclusive of those specifically included in subsection (c) of the "Other Creditor Class." Except as noted below, each of the Investors shall receive:

(a) Limited partnership interests in the Master Limited Partnership (including all rights to allocations and distributions to which a partner is entitled thereunder) equal to the result of the following formula:

(i) the limited partnership units in a Debtor Investor Partnership owned by such investor divided by the total of the limited partnership units in such Debtor Investor Partnership; multiplied by

(ii) the allocation of units in the Master Limited Partnership to a Debtor Investor Partnership as determined by an allocation formula;

(b) Within thirty (30) days after June 30 and December 31 of each year (commencing December 31, 1990 and terminating on December 31, 1994) payments of a return of capital equal to a prorata portion (based on Net Capital Invested) of $507,801 for each period.

Upon written consent of the Investor Committee, payments to be made to Investors pursuant to the above may be deferred and instead paid to Developers or for other costs and expenses for the administration of the Master Limited Partnership .

Pursuant to Articles 14 and 15 of the Plan, Investors are entitled to receive additional payments based on proceeds from capital events and other specified conditions. (Note J.)

(9) General Partner Class consists of all interests held by First American in a Debtor Investor Partnership. The holder became the general partner of the Master Limited Partnership and was entitled to certain payments from the proceeds of capital events pursuant to Article 15 of the Plan. (Note J.)

An order modifying the Plan was entered on March 6, 1991. Under such modification, the Master Limited Partnership, on the written consent of the Investor Committee, may defer payments otherwise to be made to the Investors semi-annually as a return of capital, and use such monies to make payment to the developers or for other costs and expenses for the administration or operation of the Master Limited Partnership or to purchase interests in additional limited partnerships which own or are intended to own, projects which are intended to qualify for LIHC (including the payment of any costs or expenses incurred in connection with such purchases).

Pursuant to an agreement entered into in December, 1991, as amended, First American withdrew as the General Partner of the Master Limited Partnership, subject to the consent of the Limited Partners of the Master Limited Partnership. In connection therewith, First American received a total of $434,968 for the transfer or release of all rights or economic benefits owed by the Master Limited Partnership to First American or its subsidiaries and in full settlement of any outstanding claims. Megan Management Company, the Independent Manager, agreed to become or have an entity under common control with it become General Partner of the Master Limited Partnership in place of First American subject to the approval of the Limited Partners; pending receipt of such approval, First American immediately relinquished to the Independent Manager any remaining management powers and responsibilities as well as all of its rights to income tax items related to its one percent ownership interest in the Master Limited Partnership from January 1, 1991 to December 22, 1991. These tax items were allocated on a prorata basis to the remaining partners. Megan Asset Management, Inc. ("Megan Asset") assumed the one percent ownership interest of First American as of December 31, 1991, subject to the approval of the Limited Partners. The agreement also provided for an increase in the Independent Manager's fees in compensation for the additional duties that it had been performing and would perform pursuant to the agreement of $35,000 at closing (December 31, 1991) to cover its takeover costs and $10,000 per month on the first day of every month subsequent to closing through December 31, 1994, the right to receive an amount equal to one-half of the distributions with respect to capital events previously payable to Continental Construction Management (Note J) and would pay to the Master Limited Partnership an amount equal to twenty-five percent of gross fees, if any, earned by it or its affiliates directly from any of the Operating Partnerships and for an extension of the term of the management agreement.

As of December 31, 1991, the agreement had been approved by the Investor Committee and the Developer Representative and those provisions of the agreement which did not require consent of the Limited Partners of the Master Limited Partnership were implemented promptly. Thereafter, Megan designated Megan Asset Management, Inc., a newly formed affiliate, to be the new General Partner of the Master Limited Partnership, made the required filings under the Securities and Exchange Act of 1934's proxy rules and solicited the consent of the Limited Partners. In September, 1992, the Master Limited Partnership received approval of a majority in interest of its Limited Partners.

With the agreed withdrawal of First American and the transfer of all of its right and responsibilities to the Master Limited Partnership and Megan, maintaining the Independent Manager and General Partner as separate entities was no longer necessary. Accordingly, as of December 31, 1992, Megan assigned to Megan Asset and Megan Asset assumed all of the rights, powers and obligations of the Independent Manager of the Master Limited Partnership. Gary L. Maddock, then President and sole shareholder of both corporations, reaffirmed his personal guarantee of the performance of the Management Agreement by Megan Asset.

Note B - Significant Accounting Policies

Investments in Operating Limited Partnerships

The Master Limited Partnership accounts for its investments in Operating Partnerships (including acquisition costs) using the equity method, under which the Master Limited Partnership's capital investment in each Operating Partnership is adjusted for its share of the Operating Partnership's income or losses and for any distributions received or accrued. Such income and losses are recognized on a calendar year basis. Losses in excess of the Master Limited Partnership's aggregate investment in each Operating Partnership are not recognized.

Costs previously recorded by the Debtor Investor Partnerships for services provided or to be provided by the General Partner and its affiliates relating to acquisitions of Operating Partnerships, including syndication fees, agency fees, investor services fees, partnership operations fees and audit indemnification fees, have been included in the Master Limited Partnership's aggregate investment in each Operating Partnership.

For interim (quarterly) reporting on Form 10-Q, the Master Limited Partnership records its estimated equity in income or losses of the Operating Partnerships for the period presented. For annual reporting purposes, the recorded equity in income or losses is based on the calendar year basis financial information submitted by the Operating Partnerships.

Organization Costs

Organization costs are being amortized over five years using the straight-line method.

Income Taxes

No provision has been made for income taxes in the financial statements, as the partners' shares of the results of the Master Limited Partnership's operations are included in their respective income tax returns. Losses, which were previously allocated one percent to the General Partner and ninety-nine percent to the Limited Partners, will now, pursuant to the agreement of December, 1991, as amended, be allocated to all of the Partners in proportion to the outstanding positive balances of their respective capital accounts until their respective capital accounts are reduced to zero. After capital accounts have been reduced to zero, further losses and LIHC's would be allocated one percent to the General Partner and the remaining ninety-nine percent to all Limited Partners.

Contributions Payable to Operating Partnerships

Contributions payable to Operating Partnerships are recorded at the gross amount due pursuant to the Plan. When the Master Limited Partnership sells or assigns an interest in an Operating Partnership, any remaining balance of contributions payable is included in computing the gain or loss on sale or assignment.

Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships after the implementation of the plan in July, 1990, accrue interest at the rate of eight percent. Failure to pay this interest is not a default under the Plan and any such unpaid interest is contingently payable as a first priority out of Capital Events. The Master Limited Partnership has not made any payments of this interest and has not recorded such interest on the accompanying financial statements. The maximum amount of interest which may become payable under the Plan as a first priority from Capital Events is estimated at approximately $2,400,000.

Change in Fiscal Year

The Master Limited Partnership changed its fiscal year end from December 31 to March 31 effective with the fiscal year ended March 31, 1993. Statements of operations and cash flows are presented for the years ended March 31, 1994 and 1993, the year ended December 31, 1991, and the three months ended March 31, 1992.

Note C - Cash and Restricted Deposits

Cash included $1,606,009 at March 31, 1994 and $719,777 at March 31, 1993 on deposit with Chemical Bank (formerly Manufacturers Hanover Trust). Additional funds were held in various restricted accounts with secured lenders as follows:

	March 31,
	1994	1993
Lockbox accounts:
Norwest Bank	$ 796,407	$ -0-
Consolidated Asset Recovery Corporation
(formerly Citytrust)	-0-	444,565
AmSave Credit Corporation	8,070	1,039,326
U.S. West Financial Services	-0-	333,228
American Investment Bank	59,108	65,373
The Bank of New York	-0-	38,288
Other reserves:
Norwest Bank	443,340	-0-

	$ 1,306,925	$ 1,920,780

Under the terms of the agreements with the secured lenders, the majority of the investors remit their capital contribution installment note payments to the appropriate secured lender. The lender then applies the installments collected against the scheduled debt service on the Master Limited Partnership's notes payable in accordance with the repayment schedule in the Plan and remits overages, if any, to the Master Limited Partnership. Amounts in lockboxes as of March 31, 1994 represent collections of the investors' capital contribution installments which have not yet been applied by the secured lenders. The other reserves are held by Norwest Bank pursuant to its refinancing agreement with the Master Limited Partnership (Note G).

Note D - Investment in Operating Limited Partnerships

A summary of the Master Limited Partnership's investments in Operating Partnerships accounted for on the equity method as of March 31, 1994 and March 31, 1993 (Note B) is as follows:

At March 31, 1994
			Equity in
	Capital	Acquisition	Accumulated	Net	Contribution
Operating Limited Partnership	Contributed	Costs	Income (Losses)	Investment	Payable

Partnerships audited by other auditors
Alachua Villas	$ 261,790	$ 72,481	$ (248,239)	$ 86,032	$ 36,622
Aurora Limited	93,018	24,540	(77,660)	39,898	13,682
Baker Heights II Ltd.	204,752	53,782	(156,286)	102,248	22,349
Blades Limited Partnership	269,229	70,838	(257,146)	82,921	-0-
Broadway Terrace, Ltd.	228,004	60,864	(260,322)	28,546	22,557
Cedar Grove Apts.	282,782	77,001	(249,090)	110,693	26,098
Citrus Terrace, Ltd.	164,784	43,284	(193,811)	14,257	19,048
Clifford Heights Apts.	224,044	58,940	(269,926)	13,058	40,692
Cottondale Villa Apts.	179,706	47,404	(199,226)	27,884	18,745
Diamond Court II LP	235,482	63,419	(190,909)	107,992	30,200
Donaldsonville Seniors	298,823	79,316	(236,557)	141,582	45,249
Elmwood Estates	295,860	79,205	(293,427)	81,638	24,134
First Street Apts.	324,907	85,344	(231,920)	178,331	95,098
Franklin Vista II	166,138	43,640	(157,630)	52,148	23,157
Gatewood Apts. Ltd.	295,383	78,064	(230,865)	142,582	44,126
Greenleaf Gardens	217,714	57,187	(174,506)	100,395	-0-
Hickory Square Apts.	94,754	24,889	(91,055)	28,588	10,957
Hilltop Manor Apts.	215,336	56,761	(214,051)	58,046	23,429
Hitchcock Housing	270,750	71,118	(186,767)	155,101	17,217
Joaquin Apts.	295,621	78,653	(294,088)	80,186	27,193
Lake City Village	284,550	74,743	(359,293)	-0-	-0-
Lakecrest Apts.	315,954	85,773	(183,793)	217,934	48,260
Lakeview Estates	250,676	65,845	(316,521)	-0-	26,264
Lakewood Apts. II	181,777	47,748	(199,040)	30,485	-0-
Las Rosas II, Ltd.	265,563	70,012	(227,081)	108,494	-0-
Laurel Wood-Capital	205,867	65,524	(131,991)	139,400	32,106
Lead Bayou, Ltd.	212,000	55,686	(190,940)	76,746	13,549
Lillie Mae's Retirement	220,447	58,149	(203,917)	74,679	26,345
Many Seniors Apts.	259,900	62,094	(248,663)	73,331	-0-
Maple Hill Apts.	296,560	78,616	(169,303)	205,873	48,904
New Caney Oaks	230,490	60,543	(201,387)	89,646	-0-
Oakdale-T F Management	249,384	65,506	(302,450)	12,440	25,830
Old Oak Estates	184,856	48,556	(205,513)	27,899	-0-
Onion Creek	306,274	80,449	(301,433)	85,290	38,093
PDC Eighteen LP	199,101	52,298	(187,683)	63,716	21,938
Pecan Villa Apts.	234,202	62,152	(168,522)	127,832	38,332
Pecanwoods Apts. III, Ltd.	262,777	69,024	(286,210)	45,591	21,772
Pocomoke Villas Ltd.	178,638	46,923	(152,728)	72,833	-0-
Ridge View Apts.	359,216	95,341	(362,225)	92,332	53,479
Rolling Meadow II L.P.	241,960	64,218	(207,824)	98,354	34,355
Sun Rise Apts. North	354,209	95,182	(279,967)	169,424	56,837
Taft Gardens	151,792	39,871	(158,217)	33,446	12,358
Taft Terrace	202,669	53,235	(255,904)	-0-	22,130
Valley Place Assoc.	311,318	81,774	(354,448)	38,644	46,953
West Meadow II Apts.	185,439	49,185	(131,848)	102,776	9,879
Willow Haven-Cross	323,905	85,080	(408,985)	-0-	29,233
Wilson Lake	400,896	105,304	(389,173)	117,027	54,181
Wolcott Assoc.	352,880	92,691	(232,010)	213,561	46,735
Woodcrest	233,994	61,464	(295,458)	-0-	19,840
	12,076,171	3,199,716	(11,326,008)	3,949,879	1,267,926

At March 31, 1994
			Equity in
	Capital	Acquisition	Accumulated	Net	Contribution
Operating Limited Partnership	Contributed	Costs	Income (Losses)	Investment	Payable

Partnerships which were unaudited
Albany Commons, Ltd.	$176,632	$ 46,737	$ (147,841)	$ 75,528	$ 27,560
AFM RRH, Ltd.	322,641	84,977	(237,124)	170,494	34,890
Anderson County Estates	122,268	32,116	(56,784)	97,600	-0-
Bayshore North Apts.-IV	314,405	83,796	(214,433)	183,768	-0-
Belfast Housing Assoc.	279,799	74,124	(280,719)	73,204	39,252
Berea Summit, Ltd.	44,628	11,855	(36,771)	19,712	7,480
Berkshire Apts. #2	136,665	35,898	(172,563)	-0-	16,214
Blanchard Apts.	167,124	43,899	(154,773)	56,250	-0-
Brentwood Apts.	160,800	42,237	(149,149)	53,888	22,177
Briar Hill Apts.	88,475	23,240	(96,475)	15,240	6,884
Bunkie Apts	164,759	43,277	(155,145)	52,891	-0-
Canal Town Assoc.	57,391	15,075	(12,949)	59,517	4,990
Canyon Hills Villas	78,134	20,719	(76,924)	21,929	9,911
Cedar Crest Apts.	95,472	25,078	68,452	189,002	-0-
Cherrywood (M & W)	57,987	15,253	(73,240)	-0-	3,862
Cle Elum	154,188	40,501	(186,772)	7,917	17,485
Cleveland Courts, Ltd.	126,720	33,530	(61,150)	99,100	20,594
Cottonwood Seniors Apts.	164,527	43,216	(167,690)	40,053	-0-
Coushatta Seniors Apts.	171,159	44,958	(107,114)	109,003	-0-
Crossroads Apts.	-0-	-0-	-0-	-0-	-0-
Cypress View Estates	164,942	43,712	(121,837)	86,817	22,585
Delta Terrace	180,474	47,405	(189,153)	38,726	18,374
East Magnolia Village	161,503	42,422	(170,690)	33,235	19,977
Edmonson Prop.	118,337	31,246	(75,303)	74,280	17,809
Elliott Manor, Ltd.	184,831	48,550	(200,241)	33,140	28,576
Fieldcrest, Ltd.	114,667	30,120	(116,326)	28,461	16,535
Flambeau Village	779,080	204,642	(587,666)	396,056	-0-
Folsom South Venture	90,324	23,725	(44,837)	69,212	12,342
Forest Park Apts.	212,871	55,915	(268,786)	-0-	-0-
FSR Partners I	-0-	-0-	-0-	-0-	-0-
Gaslight Square	179,152	47,058	(222,141)	4,069	19,492
Gibsland Villas Ltd.	206,022	54,116	(194,771)	65,367	25,919
Gilman Senior Apts.	35,221	-0-	(9,242)	25,979	-0-
Glenora Apts.	96,605	25,375	(121,980)	-0-	14,083
Greenwood Assoc.	291,628	76,779	(308,631)	59,776	-0-
Hagewood Apts.	134,601	35,356	(161,613)	8,344	10,537
Hidden Hills Apts.	120,404	31,766	(93,784)	58,386	17,764
Hillwood Ltd.	86,050	22,603	(88,622)	20,031	10,354
Houston Assoc.	234,799	61,675	(123,214)	173,260	30,881
Hurricane	192,880	53,058	(185,275)	60,663	16,578
Indianwood Apts. II	113,856	29,907	(143,763)	-0-	14,852
Jonesville Apts. for Sr.	135,654	35,936	(84,662)	86,928	17,965
Kent Summit, Ltd.	58,711	15,552	(56,294)	17,969	7,644
Kingswood II, Ltd.	151,543	39,980	(116,927)	74,596	19,455
LaGrange Apts.-II	45,760	12,020	(21,219)	36,561	-0-
Larue Properties, Ltd.	184,209	48,632	(85,617)	147,224	26,164
Lewis Apts. Co.	163,956	43,544	(151,689)	55,811	-0-
Lewistown Apts.	67,666	17,774	(43,741)	41,699	-0-
Liberty Terrace Apts.	225,188	59,150	(188,079)	96,259	18,616
Longview Terrace Ltd.	159,185	41,813	(163,817)	37,181	21,095
Magnolia Plaza Apts.	259,302	68,111	(273,637)	53,776	29,046
Manor Apts-Caddo Mills	128,510	33,756	(162,266)	-0-	28,075
Marion Housing	131,346	34,575	(141,916)	24,005	13,718
Meadowland Apts.	129,131	33,919	(122,325)	40,725	20,466
Mills-Shapley Partnership	121,275	21,580	(78,508)	64,347	52,064
Mitchell II Ltd.	177,695	47,668	(156,561)	68,802	25,064
Mosswood Apt.	166,822	43,819	(210,641)	-0-	18,056
Mountain View Apts. II	184,828	48,986	(133,111)	100,703	27,387
Munfordville	81,245	21,341	(83,577)	19,009	7,269
North Deer Creek, Ltd.	174,358	45,799	(175,591)	44,566	17,531
Oak Leaf Partnership	62,090	16,309	(13,385)	65,014	-0-
Oak Valley Place II	122,084	32,068	(132,942)	21,210	12,403
Oakwood Apartments Ltd.	140,222	36,832	(87,770)	89,284	-0-
Orchard Commons, Ltd.	122,258	32,164	(104,412)	50,010	19,608
Park Place East Assoc.	241,188	63,353	(149,829)	154,712	37,692
Park Place North	146,826	38,570	(103,131)	82,265	21,177
Parkwood Assoc.	164,299	43,262	(115,800)	91,761	24,249
PDC Twenty Two LP	171,475	45,041	(183,853)	32,663	25,447
Perry Apts.	44,222	11,616	(47,479)	8,359	-0-
Pontontoc Ridge Apts.	164,502	43,210	(185,180)	22,532	11,971
Regency Apts. of Reno	138,379	36,348	(126,757)	47,970	-0-
Regency Plaza	156,677	41,514	(116,258)	81,933	14,862
Reservoir Hill L.P.	577,891	151,795	(330,557)	399,129	97,390
Reynolds & Assoc.	93,765	24,629	(56,830)	61,564	14,642
Ridgecrest Apts.	312,000	81,953	(393,953)	-0-	40,373
River View Apts.	21,494	5,646	(18,198)	8,942	-0-
Riverbend Apts.	119,075	31,278	(135,510)	14,843	12,966
Russell September Housing	75,848	20,618	(88,005)	8,461	6,812
Sacramento, Ltd.	186,132	51,004	(129,966)	107,170	20,326
Shaker Housing Credit	335,771	88,197	(300,558)	123,410	49,399
Sleepy Oaks-Seshano	82,238	21,602	(51,611)	52,229	6,909
Somerset West, Hills II	125,132	32,901	(88,521)	69,512	18,013
Southeastern Assoc.	314,798	82,688	(315,281)	82,205	30,463
Southern Apts.	142,357	37,393	(136,316)	43,434	-0-
Spring Meadow Apts.	183,090	48,092	(174,598)	56,584	21,326
Streamside Assoc.	238,335	62,604	(140,996)	159,943	-0-
St. Rose Assoc.	182,093	47,831	(122,202)	107,722	24,002
Sullivan Garden Apts.	80,933	21,259	(93,153)	9,039	-0-
Summer Place	81,507	21,410	(61,436)	41,481	6,601
Sunrise Apts.	82,532	21,679	(104,211)	-0-	8,670
Timberline	146,233	39,780	(150,962)	35,051	12,439
Urban Coalition West	140,577	36,925	(177,502)	-0-	-0-
Valley Limited	127,637	33,777	41,330	202,744	-0-
Wayland Apts.	45,769	12,022	(29,442)	28,349	-0-
Wexford Assoc. L.P.	172,920	46,016	(121,219)	97,717	27,462
Housing Partners VI	24,922	-0-	(3,863)	21,059	-0-
Housing Partners VIII	13,873	-0-	(1,260)	12,613	-0-
Housing Partners IX	13,872	-0-	-0-	13,872	-0-
Housing Partners XI	39,093	-0-	(8,791)	30,302	-0-
Housing Partners XII	57,942	-0-	(11,061)	46,881	-0-
Housing Partners XIII	29,603	-0-	(4,411)	25,192	-0-
Housing Partners XV	57,942	-0-	(8,791)	49,151	-0-
Housing Partners IX	38,703	-0-	-0-	38,703	-0-
	15,146,704	3,901,257	(12,781,887)	6,266,074	1,422,774

	$27,222,875	$7,100,973	$(24,107,895)	$10,215,953	$ 2,690,700

At March 31, 1993
			Equity in
	Capital	Acquisition	Accumulated	Net	Contribution
Operating Limited Partnership	Contributed	Costs	Income (Losses)	Investment	Payable

Partnerships audited by other auditors
Alachua Villas	$ 224,044	$ 58,940	$ (225,984)	$ 57,000	$ 54,929
AFM RRH, Ltd.	322,641	84,977	(210,838)	196,780	69,780
Aurora Limited	180,087	47,404	(166,872)	60,619	37,489
Baker Heights II Ltd.	239,510	63,419	(154,543)	148,386	60,400
Bayshore North Apts.-IV	314,405	83,796	(173,490)	224,711	92,774
Blades Limited Partnership	299,868	79,316	(200,680)	178,504	89,496
Broadway Terrace, Ltd.	298,404	79,205	(250,323)	127,286	91,450
Citrus Terrace, Ltd.	324,907	85,344	(181,427)	228,824	96,848
Cottondale Villa Apts.	166,138	43,640	(127,844)	81,934	46,315
Diamond Court II LP	295,986	78,064	(197,590)	176,460	88,253
Donaldsonville Seniors	217,714	57,187	(149,270)	125,631	44,771
Elmwood Estates	94,754	24,889	(47,535)	72,108	21,914
Forest Park Apts.	212,871	55,915	(237,431)	31,355	56,302
Franklin Vista II	215,336	56,761	(180,276)	91,821	46,857
Gatewood Apts. Ltd.	270,750	71,118	(153,140)	188,728	34,435
Greenleaf Gardens	295,621	78,653	(255,228)	119,046	54,386
Hickory Square Apts.	284,550	74,743	(307,968)	51,325	53,217
Hilltop Manor Apts.	320,595	85,773	(148,582)	257,786	100,462
Hitchcock Housing	250,676	65,845	(282,112)	34,409	52,528
Lakecrest Apts.	266,539	70,012	(199,332)	137,219	53,986
Joaquin Apts.	181,777	47,748	(170,146)	59,379	46,123
Lakeview Estates	206,409	65,524	(105,877)	166,056	80,815
Lakewood Apts. II	212,000	55,686	(157,609)	110,077	27,098
Las Rosas II, Ltd.	220,447	58,149	(179,649)	98,947	52,690
Laurel Wood-Capital	259,302	68,111	(241,519)	85,894	58,574
Lead Bayou, Ltd.	281,354	62,094	(215,867)	127,581	42,064
Lillie Mae's Retirement	296,560	78,616	(134,880)	240,296	97,809
Many Seniors Apts.	230,490	60,543	(165,699)	125,334	58,651
Maple Hill Apts.	249,384	65,506	(264,976)	49,914	66,366
Oakdale-T F Management	184,856	48,556	(193,550)	39,862	24,059
Old Oak Estates	306,274	80,449	(254,829)	131,894	76,185
Onion Creek	199,101	52,298	(140,221)	111,178	43,377
PDC Eighteen LP	236,615	62,152	(140,364)	158,403	76,663
Pecan Villa Apts.	262,777	69,024	(243,699)	88,102	43,543
Pecanwoods Apts. III, Ltd.	178,638	46,923	(125,212)	100,349	39,318
Pocomoke Villas Ltd.	360,466	95,341	(321,254)	134,553	106,957
Ridge View Apts.	312,000	81,953	(325,304)	68,649	80,846
Rolling Meadow II L.P.	242,800	64,218	(182,953)	124,065	68,699
Southeastern Assoc.	314,798	82,688	(256,304)	141,182	60,927
Sun Rise Apts. North	357,426	95,182	(227,735)	224,873	113,675
Taft Gardens	151,792	39,871	(117,401)	74,262	24,216
Taft Terrace	202,669	53,235	(210,966)	44,938	43,761
Valley Place Assoc.	311,318	81,774	(308,103)	84,989	93,907
West Meadow II Apts.	187,250	49,185	(105,141)	131,294	19,759
Willow Haven-Cross	323,905	85,080	(390,596)	18,389	58,465
Wilson Lake	400,896	105,304	(336,848)	169,352	108,363
Wolcott Assoc.	352,880	92,691	(186,117)	259,454	93,470
Woodcrest	233,994	61,464	(291,137)	4,321	40,149
	12,353,574	3,254,366	(9,844,421)	5,763,519	2,993,121

At March 31, 1993
			Equity in
	Capital	Acquisition	Accumulated	Net	Contribution
Operating Limited Partnership	Contributed	Costs	Income (Losses)	Investment	Payable

Partnerships which were unaudited
Albany Commons, Ltd.	$ 177,559	$ 46,737	$ (122,309)	$ 101,987	$ 55,121
Anderson County Estates	122,268	32,116	(40,955)	113,429	26,438
Belfast Housing Assoc.	282,195	74,124	(246,763)	109,556	78,505
Berea Summit, Ltd.	44,954	11,855	(30,600)	26,209	14,961
Berkshire Apts. #2	136,665	35,898	(170,655)	1,908	26,238
Blanchard Apts.	167,124	43,899	(128,125)	82,898	22,209
Brentwood Apts.	160,800	42,237	(129,662)	73,375	44,967
Briar Hill Apts.	88,475	23,240	(92,941)	18,774	13,990
Bunkie Apts	164,759	43,277	(129,143)	78,893	21,558
Canal Town Assoc.	57,391	15,075	(9,182)	63,284	9,979
Canyon Hills Villas	78,878	20,719	(67,767)	31,830	19,821
Cedar Crest Apts.	95,472	25,078	81,115	201,665	26,872
Cedar Grove Apts.	271,320	72,481	(198,600)	145,201	73,245
Cherrywood (M & W)	58,068	15,253	(68,097)	5,224	7,725
Cle Elum	154,188	40,501	(143,113)	51,576	34,315
Cleveland Courts, Ltd.	127,650	33,530	(44,911)	116,269	41,188
Clifford Heights Apts.	93,018	24,540	(67,311)	50,247	27,522
Cottonwood Seniors Apts.	164,527	43,216	(138,978)	68,765	44,113
Coushatta Seniors Apts.	171,159	44,958	(87,468)	128,649	41,422
Cypress View Estates	164,942	43,712	(93,700)	114,954	45,170
Delta Terrace	180,474	47,405	(166,443)	61,436	36,749
East Magnolia Village	161,503	42,422	(141,281)	62,644	39,953
Edmonson Prop.	118,956	31,246	(64,298)	85,904	35,618
Elliott Manor, Ltd.	184,831	48,550	(169,537)	63,844	57,153
Fieldcrest, Ltd.	114,667	30,120	(97,608)	47,179	33,070
First Street Apts.	204,752	53,782	(117,532)	141,002	44,698
Flambeau Village	779,080	204,642	(615,029)	368,693	225,560
Folson South Venture	90,324	23,725	(30,173)	83,876	24,684
Gaslight Square	179,152	47,058	(197,460)	28,750	39,369
Gibsland Villas Ltd.	206,022	54,116	(143,937)	116,201	51,838
Gilman Senior Apts.	35,221	-0-	(2,117)	33,104	13,675
Glenora Apts.	96,605	25,375	(110,177)	11,803	28,165
Greenwood Assoc.	291,628	76,779	(244,766)	123,641	73,815
Hagewood Apts.	134,601	35,356	(147,267)	22,690	21,074
Hidden Hills Apts.	120,404	31,766	(79,740)	72,430	35,522
Hillwood Ltd.	86,050	22,603	(76,764)	31,889	20,707
Housing Partners VI	23,660	-0-	-0-	23,660	17,678
Housing Partners VIII	12,610	-0-	-0-	12,610	9,422
Housing Partners IX	12,610	-0-	-0-	12,610	9,422
Housing Partners XI	37,830	-0-	-0-	37,830	28,263
Housing Partners XII	56,680	-0-	-0-	56,680	42,347
Housing Partners XIII	28,340	-0-	-0-	28,340	21,174
Housing Partners XV	56,680	-0-	-0-	56,680	42,347
Housing Partners IX	37,440	-0-	-0-	37,440	26,324
Houston Assoc.	234,799	61,675	(95,082)	201,392	64,127
Hurricane	196,262	53,058	(161,887)	87,433	33,157
Indianwood Apts. II	113,856	29,907	(139,172)	4,591	29,703
Jonesville Apts. for Sr.	135,654	35,936	(64,612)	106,978	35,931
Kent Summit, Ltd.	58,711	15,552	(45,477)	28,786	15,288
Kingswood II, Ltd.	151,543	39,980	(94,701)	96,822	38,911
LaGrange Apts.-II	45,760	12,020	(15,838)	41,942	10,346
Lake City Village	269,229	70,838	(200,375)	139,692	72,978
Larue Properties, Ltd.	185,145	48,632	(78,798)	154,979	53,399
Lewis Apts. Co.	164,323	43,544	(131,645)	76,222	55,008
Lewistown Apts.	67,666	17,774	(31,514)	53,926	18,781
Liberty Terrace Apts.	225,188	59,150	(157,155)	127,183	37,231
Longview Terrace Ltd.	159,185	41,813	(137,914)	63,084	42,190
Magnolia Plaza Apts.	228,004	60,864	(226,549)	62,319	45,114
Manor Apts-Caddo Mills	128,510	33,756	(139,994)	22,272	46,250
Marion Housing	131,346	34,575	(126,390)	39,531	27,437
Meadowland Apts.	129,131	33,919	(99,891)	63,159	40,932
Mills-Shapley Partnership	81,745	21,580	(61,029)	42,296	24,596
Mitchell II Ltd.	180,630	47,668	(130,656)	97,642	50,971
Mosswood Apt.	166,822	43,819	(195,644)	14,997	36,113
Mountain View Apts. II	185,708	48,986	(114,923)	119,771	54,539
Munfordville	81,245	21,341	(63,707)	38,879	15,905
New Caney Oaks	288,012	77,001	(215,210)	149,803	52,196
North Deer Creek, Ltd.	174,358	45,799	(138,794)	81,363	35,063
Oak Leaf Partnership	62,090	16,309	(12,095)	66,304	17,865
Oak Valley Place II	122,084	32,068	(108,573)	45,579	24,806
Oakwood Apartments Ltd.	140,222	36,832	(69,431)	107,623	38,749
Orchard Commons, Ltd.	122,258	32,164	(96,263)	58,159	39,216
Park Place East Assoc.	241,188	63,353	(117,184)	187,357	75,385
Park Place North	146,826	38,570	(83,535)	101,861	42,363
Parkwood Assoc.	164,299	43,262	(91,706)	115,855	48,498
PDC Twenty Two LP	171,475	45,041	(145,221)	71,295	50,895
Perry Apts.	44,222	11,616	(38,852)	16,986	6,557
Pontontoc Ridge Apts.	164,502	43,210	(151,864)	55,848	23,942
Regency Apts. of Reno	138,379	36,348	(70,432)	104,295	38,549
Regency Plaza	158,045	41,514	(94,520)	105,039	29,725
Reservoir Hill L.P.	577,891	151,795	(257,288)	472,398	194,782
Reynolds & Assoc.	93,765	24,629	(41,349)	77,045	29,284
Ridgecrest Apts.	164,784	43,284	(166,583)	41,485	38,097
River View Apts.	21,494	5,646	(12,395)	14,745	5,063
Riverbend Apts.	119,075	31,278	(122,977)	27,376	25,932
Russell September Housing	75,848	20,618	(81,366)	15,100	15,119
Sacramento, Ltd.	187,301	51,004	(111,265)	127,040	40,652
Shaker Housing Credit	335,771	88,197	(241,167)	182,801	98,441
Sleepy Oaks	82,238	21,602	(48,816)	55,024	13,818
Somerset West, Hills II	125,132	32,901	(74,976)	83,057	36,027
Southern Apts.	142,357	37,393	(120,083)	59,667	18,276
Spring Meadow Apts.	183,090	48,092	(142,518)	88,664	42,652
Streamside Assoc.	238,335	62,604	(106,414)	194,525	70,937
St. Rose Assoc.	182,093	47,831	(93,283)	136,641	48,003
Sullivan Garden Apts.	80,933	21,259	(80,357)	21,835	21,702
Summer Place	81,507	21,410	(53,385)	49,532	13,202
Sunrise Apts.	82,532	21,679	(92,550)	11,661	17,340
Timberline	151,443	39,780	(129,493)	61,730	24,878
Urban Coalition West	140,577	36,925	(177,502)	-0-	49,476
Valley Limited	128,005	33,777	63,331	225,113	43,343
Wayland Apts.	45,769	12,022	(23,886)	33,905	9,580
Wexford Assoc. L.P.	172,920	46,016	(121,219)	97,717	54,925
	14,902,814	3,846,607	(10,515,468)	8,233,953	3,938,231
	$27,256,388	$7,100,973	$(20,359,889)	$13,997,472	$ 6,931,352

All remaining scheduled payments of contributions payable pursuant to the Plan, as reflected above, are payable during the year ended March 31, 1995.

Note E - Sale of Auction Interests

Pursuant to the Plan, the Master Limited Partnership was to sell, assign and/or release its interests in Operating Partnerships (the "Auction Interests") back to the Operating Partnerships, such that the aggregate Low Income Housing Credit estimated to be derived from its interest in Operating Partnerships would be reduced by approximately twenty five percent. The proceeds of such Auction Interests were to be disbursed in accordance with the Plan. The statement of operations for the year ended March 31, 1993 includes a loss of $360,954 on the sale and assignment of Auction Interests.

Operating Partnerships that receive the Auction Interests are not entitled to payments under the Plan. Such receipt represents a complete divestiture of the Master Limited Partnership's investment in the Operating Partnership. Accordingly, the sale, assignment or release of the entire limited partnership interest to the applicable Operating Partnership was in full satisfaction of any and all claims with respect to such Operating Partnerships, except for those arising under any indemnification set forth in the Plan.

Note F  Subscriptions Receivable

When the investors were admitted as limited partners in one of the Debtor Investor Partnerships, each investor made a cash down payment for his or her limited partnership interest and executed a recourse promissory note for the balance. Contributions receivable represent the remaining balance of the recourse promissory notes executed by investors for their capital contributions which are payable to the Master Limited Partnership. Such contributions are typically payable in fourteen semiannual installments. While the majority of the notes were non-interest bearing, the notes for certain Debtor Investor Partnerships included interest at rates ranging from four and one-half percent to nine percent. Approximately eighty percent of the investor notes receivable are held as collateral by the secured lenders for loans payable by the Master Limited Partnership (Note G).

Future scheduled collections of contributions receivable are as follows:

Year Ended March 31, 1995	$ 5,670,810
Past due installments	1,051,651
Amount representing unearned interest	(47,224)
$ 6,675,237

As of March 31, 1994, the aggregate amount of past due installments from investor notes was $1,051,651. Future contributions scheduled to be made by those investors who were past due as of March 31, 1994, including the past due installments, totaled $1,818,369. The secured lenders and the Master Limited Partnership have recourse against the defaulting investors.

Note G - Long-Term Debt

At March 31, 1993, the Master Limited Partnership had notes payable to secured lenders in the aggregate amount of $4,195,600. Interest accrued on the notes at eleven and one-half percent, the rate set in the Plan. Aggregate notes payable to each secured lender were as follows:

AmSave Credit Corporation	$1,400,905
U.S. West Financial Services	984,913
Consolidated Asset Recovery Corporation
(formerly Citytrust)	1,700,531
The Bank of New York	109,251
$4,195,600

Effective August 13, 1993, the Partnership refinanced the above notes through a private placement by Norwest Bank as placement agent under which the above obligations were purchased and assigned to certain accredited investors. The resulting obligation payable to Norwest Bank, as trustee, had an initial principal amount of $3,105,000, bears interest at six percent, and is secured by investor notes receivable. The remaining balance of this obligation at March 31, 1994 is $1,577,000 and is scheduled to be paid in full during the year ended March 31, 1995.

An additional original secured lender became the holder in due course of certain investor notes receivable as full repayment of the notes payable owed to it by the Master Limited Partnership. The Master Limited Partnership remains contingently liable on the notes payable to the extent there are defaults on the investor notes receivable. The total amount of these notes payable was approximately $144,040 at March 31, 1994.

Note H - Related Party Transactions

In accordance with the provisions of the Plan, First American Holdings was paid fees of approximately $30,000 during the year ended December 31, 1991. Such fees were for management and administrative services rendered during the bankruptcy proceedings and the three month transition period specified in the Plan, after which Megan Management Company, Inc. (Note I) assumed full responsibility for the management and administration of the Master Limited Partnership. The Plan also provided for the payment by Bayfield of approximately $200,000 during 1991 for court-approved liabilities owed to First American.

In accordance with the provisions of the Plan, Fidelity Management Company, a wholly-owned subsidiary of First American Holdings, was paid $138,474 during 1991 for payment of broker and dealer claims. Pursuant to the December 31, 1991 agreement (Note A), such payments were subsequently made directly to the broker/dealers.

Note I - Independent Manager

The Plan provides for the employment of an independent manager for the Master Limited Partnership through December 31, 1998. Effective July 10, 1990, Megan Management Company, Inc. ("Megan") was engaged to be the independent manager. As such, Megan became the Master Limited Partnership's exclusive agent for all operations under the Plan, including those in connection with or relating to (a) collection, investment and disbursement of all funds of the Master Limited Partnership as provided in the Plan and the Escrow Agreement through the Escrow Account maintained at Chemical Bank (formerly Manufacturers Hanover Trust), (b) maintenance of the books and records of the Partnership, (c) preparation of the Master Limited Partnership's tax returns and review of all tax returns relating to the Master Limited Partnership's interests in the Operating Partnerships and (d) furnishing assistance to the Investors with respect to tax information relating to the Investors' interests in the Master Limited Partnership. As of December 31, 1992, all rights, powers and obligations of the Independent Manager were assigned to Megan Asset Management, Inc. (Note A).

As compensation for its services, the Independent Manager received $403,000 for the year ended March 31, 1994, $316,000 for the year ended March 31, 1993, $319,000 for the year ended December 31, 1991 and $144,000 for the three months ended March 31, 1992, including amounts required to cover the costs of tax return preparation and audited financial statements. The management agreement calls for aggregate payments to the Independent Manager, including amounts required to cover the costs of tax return preparation and audited financial statements of the Master Limited Partnership, of $316,000 in the calendar year 1994 and $149,500 in each of the calendar years 1995 through 1998.

Pursuant to the refinancing (Note G), Megan Asset has assumed the responsibility for the monthly billings to investors, for which services Megan Asset shall receive $6,250 per month. The Independent Manager's compensation for the year ended March 31, 1994 includes $50,000 for investing billing services, $35,000 for services rendered related to the refinancing, and $2,000 for work relating to defaulting investors.

Note J - Contingencies

Funding of the operations of the Master Limited Partnership is dependent on the collection of the installment payments receivable from investors on the promissory notes executed for their capital contributions. Accordingly, the Master Limited Partnership must receive a substantial majority of the capital contribution installments on a timely basis in order to continue as a going concern.

Article 15 of the Plan ("Payments from Capital Events") provides for certain further disbursements to the pre-petition creditors of funds resulting from the sale of interests in Operating Partnerships subsequent to December 31, 1994. Such payments, in order of priority, include the following:

a) Prorata payments to the Operating Partnerships of the full amount due from the Debtor Investor Partnerships and assumed by the Master Limited Partnership, with interest at eight percent.

b) In settlement of a claim filed by the Independent Manager against First American on behalf of the Partnership October 12, 1990, alleging possible fraudulent or preferential transfers, or other acts or omissions committed by First American as General Partner of the 52 Debtor Investor Partnerships, the Partnership received an assignment of fifty percent of all sums to be paid to First American's wholly-owned subsidiary, Continental Construction Management Corporation ("Continental"), from Capital Events in accordance with Article 15(1)(6) of the Plan. In conjunction with the replacement of First American by the Independent Manager (Note A), the Partnership purchased from Continental its remaining rights to receive payments with respect to Capital Events under the Plan, in consideration of $234,968, payable in the form of the assumption of liabilities of First American in the amount of $97,050 and a cash payment of $50,000 as of the closing date and the remainder in cash installments payable through April 1, 1992.

c) Prorata payments to investors until each has received an amount equal to twenty percent of its net capital investment plus interest at ten percent calculated from December 31, 1994.

d) A return of capital to the investors until each has received one hundred percent of its capital invested, over and above the payments in c) above.

e) Payment of the remaining portion of the allowed claim of First American, with interest at ten percent compounded from December 31, 1994.

f) Payment of the allowed claims of investors subordinated pursuant to the bankruptcy code.

g) Any remaining amounts in the percentage of ninety percent to the investors and ten percent to the general partner of the Master Limited Partnership.

The Master Limited Partnership and certain of its properties are currently subject to legal proceedings which were brought against the Debtor Investor Partnerships. It is the belief of management, the general partner and counsel that such litigation will be settled or resolved for an amount that will not be material to the operations of the Master Limited Partnership.

[LETTERHEAD OF]

Andrews & Miller, P.A. Certified Public Accountants

Daniel M. Andrews, CPA 8525 South Highway 441 P.O. Box 491271

Leesburg, Florida 34749-1271

E. F. (Rick) Miller, Jr., CPA Telephone 904/326-8001

Fax 904/326-8011

INDEPENDENT AUDITORS' REPORT

To the Partners

AFM RRH, Limited

We have audited the accompanying balance sheet of AFM RRH, Limited Hilltop Manor Apartments (Farmers Home Administration Case Number 09-042-0260409707) as of December 31, 1993 and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1992, were audited by other auditors whose report dated February 12, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 financial statements referred to above present fairly, in all material respects, the financial position of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ ANDREWS & MILLER, P.A.

February 15, 1994

Members of American Institute of Certified Public Accountants / Florida Institute of Certified Public Accountants

[LETTERHEAD OF]

MERCURIO & BRIDGFORD, PA.

CERTIFIED PUBLIC ACCOUNTANTS

713 SOUTH ORANGE AVENUE

SARASOTA, FLORIDA 34236

TEL: (813) 953-4585

FAX: (813) 364-9138

JOHN J. MERCURIO, C.P.A. MEMBERS

JONATHAN S. BRIDGFORD, C.P.A. AMERICAN INSTITUTE of CERTIFIED

CARL G SMITH C.P.A. PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE of CERTIFIED

DONALD H. LAMBERT C.P.A. PUBLIC ACCOUNTANTS

February 10, 1994

To the Partners

Alachua Villas, Ltd

Archer, Florida

Independent Auditors' Report

We have audited the accompanying statements of assets, liabilities and partners' capital of Alachua Villas, Ltd as of December 31, 1993 and 1992 and the related statements of revenues and expenses, partners' capital and statement of cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted governmental auditing standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Alachua Villas, Ltd. as of December 31, 1993 and 1992 and its revenue and expenses, changes in partners' capital and cash flows for the years then ended in accordance with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the 1993 and 1992 financial statements. The additional information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the 1993 and 1992 financial statements. Such information has been subjected to the audit procedures applied in the audit of the 1993 and 1992 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1993 and 1992 financial statements taken as a whole.

/S/ MERCURIO & BRIDGFORD

CERTIFIED PUBLIC ACCOUNTANTS

[LETTERHEAD OF]

B. F. FELLERHOFF & CO.

CERTIFIED PUBLIC ACCOUNTANTS

MEMBER OF AMERICAN INSTITUTE 961 25TH STREET

OF CERTIFIED PUBLIC ACCOUNTANTS COLUMBUS, INDIANA 47201

(812) 3794051

Report of Independent Certified Public Accountants

General Partners

Aurora Limited

(An Indiana Limited Partnership)

New Castle, Indiana 47362

We have audited the balance sheet of Aurora Limited (an Indiana limited partnership), owner of River Park Apartments, as of December 31, 1993 and 1992, and the related statements of income and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether, the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aurora Limited (an Indiana limited partnership), owner of River Park Apartments, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles applied on a basis consistent with that of the preceding year.

Respectfully submitted,

/S/ B.F. FELLERHOFF & CO.

B. F. Fellerhoff & Co.

Certified Public Accountants

February 3, 1994

[LETTERHEAD OF]

ALBRIGHT

CRUMBACKER

HARRELL&MOUL

Certified Public Accountants Hagerstown, Maryland

Independent Auditors' Report

Partners

Baker Heights II Limited Partnership

Berkeley Springs, West Virginia

We have audited the accompanying balance sheet of Baker Heights II Limited Partnership as of December 31, 1993, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Baker Heights II Limited Partnership management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Baker Heights II Limited Partnership as of December 31, 1992, were audited by other auditors who have ceased operations and whose report dated February 15, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baker Heights II Limited Partnership as of December 31, 1993, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ ALBRIGHT CRUMBACKER HARRELL & MOUL

March 21, 1994

[LETTERHEAD OF]

TESTONE,

MARSHALL

& DISCENZA

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners

Bayshore North Apartments - Phase IV

Fayetteville, New York

We have audited the accompanying statements of financial position of Bayshore North Apartments - Phase IV (A Limited Partnership) as of December 31, 1993 and 1992, and the related statements of revenues and expenses and partners. capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits based on generally accepted auditing standards and government auditing standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayshore North Apartments - Phase IV as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ TESTONE, MARSHALL & DISCENZA

February 12, 1994

[LETTERHEAD OF]

Grubman & Company

certified public accountants

New York office:

10 East 21st Street

New York, N. Y. 10010

(212)460-52S5 . Fax (212)995-9525

East Hampton office:

2 Newton Lane

East Hampton, N.Y. 11937

(516)324-1155 ~ Fax(516)324-7915

Washington, D.C. Office:

101 Chestnut Street, Suite 120

Gaithersburg, MD 20877

(301) 948-3464 ~ Fax (301)762- 7350

INDEPENDENT AUDITOR' S REPORT

To the Partners

Blades Limited Partnership

T/A Hunters Court

We have audited the accompanying balance sheet of the Blades Limited Partnership T/A Hunters Court FmHA Project No.: 07-004-521529005 as of December 31, 1993, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Blades Limited Partnership T/A Hunters Court FmHA Project No.: 007-004-521529005 as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis Form FmHA 1930-8 Part I for the years ended December 31, 1993 and 1992 is presented for purposes of complying with the requirement of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ GRUBMAN & COMPANY

Grubman & Company

New York, New York

January 26, 1994

[LETTERHEAD OF] Grubman & Company

[LETTERHEAD OF]

PILTZ, WILLIAMS, LA ROSA & CO.

(A PROFESSIONAL ASSOCIATION)

CERTIFIED PUBLIC ACCOUNTANTS

P.O. BOX 231 Gerald Piltz, CPA

BILOX1, MS 39533 Consultant

Stanford A. Wliliams, Jr., CPA MEMBERS

Sam J. LaRosa, Jr., CPA American Institute of CPA's

William S. Thompson, CPA AICPA Division of CPA Firms-

Gene M. Clark, Jr., CPA Private Companies Practice Section

Stephen R. Theobald, CPA Mississippi Society of CPAs

Marmot D. Closson, CPA

Darrell L. Galey CPA Biloxi, MS 374-4141

Timothy H. Menius, CPA Ocean Springs, MS 875-7501

Independent Auditors' Report

To the Partners

Broadway Terrace Of Drew, L.P.

Drew, Mississippi

We have audited the accompanying balance sheets of Broadway Terrace Of Drew, L.P. (A Mississippi Limited Partnership), as of December 31, 1993 and 1992, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Terrace of Drew, L.P. (A Mississippi Limited Partnership), at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information, including the Schedule of Federal Financial Assistance and the Schedule of Federal Financial Assistance Loans, included in this report (shown on Pages 9-10) is presented for the purposes of additional analysis and is not a required part of the financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/S/ PILTZ, WILLIAMS, LAROSA & CO.

Certified Public Accountants

Biloxi, Mississippi

January 28, 1994

[LETTERHEAD OF]

UNDERWOOD, FISTER, ROUTH & FREEMAN P.S.C.

CERTIFIED PUBLIC ACCOUNTANTS

JAMES W. UNDERWOOD, CPA 1150 SOUTH THIRD STREET

PHILIP A. FISTER, CPA LOUISVILLE, KY 40203

WILLIAM F. ROUTH, CPA TELEPHONE 502/584-3981

J. STEPHEN FREEMAN, CPA FAX 502/584-7023

INDEPENDENT AUDITORS' REPORT

General Partner

Cedar Grove Apartments, Ltd.

Shepherdsville, Kentucky

We have audited the accompanying balance sheets of Cedar Grove Apartments, Ltd., a segment of Cedar Grove Apartments, Ltd. (a Kentucky limited partnership), as of December 3l, 1993, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cedar Grove Apartments, Ltd., as of December 31, 1992, were audited by another auditor whose report dated January 25, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Grove Apartments, Ltd., as of December 31, 1993, and the results of its operations and cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

/S/ UNDERWOOD, FISTER, ROUTH & FREEMAN

UNDERWOOD, FISTER, ROUTH & FREEMAN, PSC

Certified Public Accountants

March 4, 1994

[LETTERHEAD OF]

MERCURIO & BRIDGFORD, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

713 S0UTH ORANGE AVENUE

SARASOTA, FLORIDA 34236

TEL: (813) 953-4585

FAX: (813) 364-9138

JOHN J. MERCURIO, C.P.A. MEMBERS

JONATHAN S. BRIDGFORD, C.P.A. AMERICAN INSTITUTE OF CERTIFIED

CARL G. SMITH, C.P.A. PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF CERTIFIED

DONALD H. LAMBERT, C.P.A. PUBLIC ACCOUNTANTS

February 9, 1994

To the Partners

Citrus Terrace, Ltd.

Wauchula, Florida

Independent Auditors' Report

We have audited the accompanying statements of assets, liabilities and partners' capital of Citrus Terrace, Ltd as of December 31, 1993 and 1992 and the related statements of revenues and expenses, partners' capital, and statements of cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted government auditing standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' capital of Citrus Terrace, Ltd. as of December 31, 1993 and 1992 and its revenue and expenses, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the 1993 and 1992 financial statements. The additional information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the 1993 and 1992 financial statements. Such information has been subjected to the audit procedures applied in the audit of the 1993 and 1992 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1993 and 1992 financial statements taken as a whole.

/S/ MERCURIO & BRIDGFORD

CERTIFIED PUBLIC ACCOUNTANTS

[LETTERHEAD OF]

BARTLETT & GUNTER

CERTIFIED PUBLIC ACCOUNTANTS 2206 EXECUTIVE PARK DRIVE

OPELIKA, ALABAMA 36801

DAVIS W. BARTLETT, C.P.A. (205)749-8500

JAYNE R. GUN1TR, C.P A. FAX (205)749-8502

Report of Independent Certified Public Accountants

To the Partners

Cottondale Villa Apartments, Ltd.

(A Limited Partnership)

We have audited the accompanying balance sheets of Cottondale Villa Apartments, Ltd. (a limited partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cottondale Villa Apartments, Ltd. (a limited partnership) as of December 31, 1993 and 1992, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ BARTLETT & GUNTER CPA'S P.C.

March 12, 1994

[LETTERHEAD OF]

Grubman & Company

certified public accountants

New York office:

10 East 21st Street

New York, N. Y. 10010

(212)460-52S5 . Fax (212)995-9525

East Hampton office:

2 Newton Lane

East Hampton, N.Y. 11937

(516)324-1155 ~ Fax(516)324-7915

Washington, D.C. Office:

101 Chestnut Street, Suite 120

Gaithersburg, MD 20877

(301) 948-3464 ~ Fax (301)762- 7350

INDEPENDENT AUDITOR' S REPORT

To the Partners

Diamond Court II Limited Partnership

We have audited the accompanying balance sheet of the Diamond Court II Limited Partnership FmHA Project No.: 07-001-521528112 as of December 31, 1993, and the related statements of income, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Diamond Court II Limited Partnership FmHA Project No.: 07-001-521528112 as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis Form FmHA 1930-8 Part I for the years ended December 31, 1993 and 1992 is presented for purposes of complying with the requirement of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ GRUBMAN & COMPANY

Grubman & Company

New York, New York

January 25, 1994

[LETTERHEAD OF] Grubman & Company

[LETTERHEAD OF]

M. ALTON EVANS, JR., C.P.A. COLE, EVANS & PETERSON

WILLIAM JEFFERSON COLE, C.P.A. CERTIFIED PUBLIC ACCOUNTANTS

WILLIAM PETERSON, C.P.A.

CAROL T. BARNES, C.P.A.

C. WILLIAM GERARDY, JR., C.P.A.

BARRY S. SHIPP, C.P.A. FIFTH FLOOR TRAVIS PLACE

STEVEN W. HEDGEPETH, C.P.A.

STEVEN R. BAYER, C.P.A. POST OFFICE DRAWER 1768

GWENDOLYN H. HARJU, C.P.A.

TIMOTHER R. DURR, C.P.A. SHREVEPORT, LOUISIANA 71166-1768

R. STEPHEN TILLEY, C.P.A.

JOHN A. CASKEY, C.P.A. TELEPHONE (318)222-8367

ROBERT A. BUSBY, C.P.A. TELECOPIER (318)425-4101

BAILEY B. BAYNHAM, C.P.A.

DEBORAH N. SHIVERS, C.P.A. January 20, 1994

JUDY E. MONCRIEF, C.P.A.

ANNE-MARIE COLE CAIN, C.P.A.

TIMOTHY W. BORST, C.P.A.

REYNELLE H. THOMPSON, C.P.A.

JENA JOEL MCSWAIN, C.P.A.

BRENDA BISHOP LEACH, C.P.A.

MARY WELLS CARMODY, C.P.A.

DOUGLAS E. WHITE, C.P.A.

WILLIAM MASTIN SCOTT, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners

Donaldsonville Seniors Apartments

Mansfield, Louisiana

We have audited the accompanying balance sheets of Donaldsonville Seniors Apartments at December 31, 1993 and December 31, 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donaldsonville Seniors Apartments at December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ COLE, EVANS & PETERSON

Cole, Evans & Peterson

[LETTERHEAD OF]

James N. Rachel

Certified Public Accountant

920 Pierremont Road (318) 868-8715

Suite 415

Shreveport, Louisiana 71106

INDEPENDENT AUDITOR'S REPORT

To the Partners

Elmwood Estates, Ltd.

I have audited the accompanying balance sheets of Elmwood Estates, Ltd., a limited partnership, as of December 31, 1993, and 1992, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility Elmwood Estates, Ltd.'s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Estates, Ltd. as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ J. N. RACHEL

Shreveport, Louisiana

March 8, 1994

Member - American Institute of Certified Public Accountants

[LETTERHEAD OF]

CASEY J. RUSSELL, C.P.A., INC.

P.O. BOX 720506

OKLAHOMA CITY, OK 73172-0506

405-728-3403

The General Partner

Reynolds and Associates II

DBA First Street Apartments II

P.O. Box 100

Durant, Oklahoma 74701

We have audited the accompanying balance sheet of Reynolds and Associates, II, DBA First Street Apartments II FmHA Case Number 42-007-405924621 as of December 31, 1993 and 1992, and the related statement of operations and partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of Reynolds and Associates, Durant, Oklahoma DBA First Street Apartments II's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reynolds and Associates II, DBA First Street Apartments II FmHA case number 42-007-405924621, at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

/S/ CASEY J. RUSSELL CPA INC.

Casey J. Russell, C.P.A., Inc.

March 15, 1994

[LETTERHEAD OF]

Moore & Moore, Certified Public Accountants

4035 N.W. 43rd Street

Gainesville, Florida 32606

INDEPENDENT AUDITOR'S REPORT

To the Partners

Forest Park Apartments

775 N.E. 1st Street

Lake Butler, Florida 32054

We have audited the accompanying balance sheets of Forest Park Apartments as of December 31, 1993 and 1992, and the related statements of income (loss), changes in entity equity, and cash flows for the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and audit-related guides issued by Farmers Home Administration. Those standards and guides require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to form an opinion regarding the amounts at which rents receivable are recorded in the accompanying balance sheet at December 31, 1993 (stated at $5,404) because of the inadequacy of accounting records of rents receivable and because we were unable to confirm such rents receivable and were unable to satisfy ourselves of the balance through alternative procedures.

The accompanying financial statements have been prepared assuming the entity will continue as a going concern.

[LETTERHEAD OF]

Forest Park Apartments

Independent Auditor's Report

Page Two

May 23, 1994

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had rent records been adequate and had we been able to confirm rents receivable, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Park Apartments as of December 31, 1993 and 1992, and the results of its operations, changes in entity equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 3, the entity is not in compliance with provisions of its loan agreement with Farmers Home Administration.

/S/ MOORE & MOORE

Moore & Moore, CPAs

May 23, 1994

[LETTERHEAD OF]

McGEE & ASSOCIATES, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners

Franklin Vista II, Ltd.

and Farmers Home Administration

We have audited the accompanying balance sheets of Franklin Vista II, Ltd. (a limited partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista II, Ltd. as of December 31, 1993 and 1992, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the financial statements of Franklin Vista II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/S/ MCGEE & ASSOICATES, P.C.

March 9, 1994

Farmington, New Mexico

[LETTERHEAD OF]

SMITH, MILES & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS 1230 AIRPORT ROAD

P.O. BOX 1177

PANAMA CITY. FLORIDA 32402

(904) 78~0261

INDEPENDENT AUDITORS' REPORT

To the Partners

Gatewood Apartments, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Gatewood Apartments, Ltd., FmHA Project No: 09-003-0592782216, as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial abatements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a teat basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gatewood Apartments, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ SMITH MILES & COMPANY, P.A.

Panama City, Florida

February 8, 1994

[LETTERHEAD OF]

DUGGAN.JOINER

BIRKENMEYER.

STAFFORD & FURMAN.P.A.

CERTIFIED PUBLIC ACCOUNTANTS February 8, 1994

MALCOLM R. DUGGAN, JR., C.P.A.

C.D. JOINER, JR., C.PA., RETIRED

WAYNE J. 81RKENMEYER, C.RA.

FRANK E. STAFFORD, JR., C.PA.

EDWARD J. FURMAN, C.P.A.

O.H. DANIELS, JR., C.RA.

R. PHILLIP BLEDSOE, C.PA.

CAROLE A. WRIGHT C.PA.

ANNETTE C. FURMAN, C.P.A.

LAURA J. ALLEN, C.P

JAMIE S. HAMPY, C.PA

PATRICUA. LANCASTER, C.P.A.

JULIE A. POOLE, C.RA.

DAVID A. YOUNG, JR., C.RA.

JOHN A. KASPAR, C.RIL

MEMBERS:

AMERICAN INSTITUTE OF

CERTIFIED PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF

CERTIFIED PUBLIC ACCOUNTANTS

334 N.W. THIRD AVENUE

OCALA, FLORIDA 34475

PHONE (904) 732-0171

FAX (904) 867-1370

INDEPENDENT AUDITORS' REPORT

To the Partners

Greenleaf Gardens, Ltd.

We have audited the accompanying basic financial statements of Greenleaf Gardens Apartments, the rental activity of Greenleaf Gardens, Ltd. As of and for the years ended December 31, 1993, and 1992, as listed in financial table of contents. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States.

Generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Gardens Apartments as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ DUGGAN, JOINER, BIRKENMEYER

STAFFORD & FURMAN P.A.

Duggan, Joiner, Birkenmeyer,

Stafford & Furman, P.A.

Certified Public Accountants

[LETTERHEAD OF]

FLISS & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

#9 SHACKLEFORD PIAZA

LITTLB ROCK, ARKANSAS 72211

PHONE (501)224-4170 FAX (501)224-8632

JACKIE R. FLISS, CPA MEMBER AMERICAN INSTITUTE

OF

LAURENCE R. FLISS, CPA CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

MEMBER ARKANSAS SOCIETY

OF

CERTIFIED PUBLIC ACCOUNTANTS

To The Partners

Hickory Square Limited Partnership

We have audited the accompanying balance sheets of Hickory Square Limited Partnership, FmHA Project No.: 01-003-710650913, as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Square Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial Statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ FLISS & ASSOICATES, P.A.

March 28, 1994 FLISS & ASSOCIATES, P.A.

Little Rock, Arkansas CERTIFIED PUBLIC ACCOUNTANTS

[LETTERHEAD OF]

H. D. MORRIS CO., INC., P.C.

Certified Public Accountants

San Felipe Tower

5599 San Felipe, Suite 1040

Houston, Texas 77056

Off. (713)965-9771 Fax (713)965-9774

INDEPENDENT AUDITOR'S REPORT

To The Partners:

Hitchcock Housing, Ltd.

Mesquite Woods Apartments

We have audited the accompanying balance sheet of Mesquite Woods Apartments (An Apartment complex owned by Hitchcock Manor, Ltd.), FmHA Case No.: 49-084-760136950 as of December 31, 1993 and the related statement of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Mesquite Woods Apartments (An Apartment complex owned by Hitchcock Manor, Ltd.) as of December 31, 1992, were audited by other auditors whose report was dated February 25, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesquite Woods Apartments (An Apartment complex owned by Hitchcock Manor, Ltd.) as of December 31, 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for year ended December 31, 1993 is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

/S/ H.D. MORRIS CO., INC., P.C.

[LETTERHEAD OF]

M. ALTON EVANS, JR., C.P.A. COLE, EVANS & PETERSON

WILLIAM JEFFERSON COLE, C.P.A. CERTIFIED PUBLIC ACCOUNTANTS

WILLIAM PETERSON, C.P.A.

CAROL T. BARNES, C.P.A.

C. WILLIAM GERARDY, JR., C.P.A.

BARRY S. SHIPP, C.P.A. FIFTH FLOOR TRAVIS PLACE

STEVEN W. HEDGEPETH, C.P.A.

STEVEN R. BAYER, C.P.A. POST OFFICE DRAWER 1768

GWENDOLYN H. HARJU, C.P.A.

TIMOTHER R. DURR, C.P.A. SHREVEPORT, LOUISIANA 71166-1768

R. STEPHEN TILLEY, C.P.A.

JOHN A. CASKEY, C.P.A. TELEPHONE (318)222-8367

ROBERT A. BUSBY, C.P.A. TELECOPIER (318)425-4101

BAILEY B. BAYNHAM, C.P.A.

DEBORAH N. SHIVERS, C.P.A. January 27, 1994

JUDY E. MONCRIEF, C.P.A.

ANNE-MARIE COLE CAIN, C.P.A.

TIMOTHY W. BORST, C.P.A.

REYNELLE H. THOMPSON, C.P.A.

JENA JOEL MCSWAIN, C.P.A.

BRENDA BISHOP LEACH, C.P.A.

MARY WELLS CARMODY, C.P.A.

DOUGLAS E. WHITE, C.P.A.

WILLIAM MASTIN SCOTT, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners

Joaquin Apartments, Ltd.

Mansfield, Louisiana

We have audited the accompanying balance sheets of Joaquin Apartments, Ltd. at December 31, 1993 and December 31, 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joaquin Apartments, Ltd. at December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ COLE, EVANS & PETERSON

Cole, Evans & Peterson

[LETTERHEAD OF]

MERCURIO & BRIDGFORD, PA.

CERTIFIED PUBLIC ACCOUNTANTS

713 SOUTH ORANGE AVENUE

SARASOTA, FLORIDA 34236

TEL: (813) 953-4585

FAX: (813) 364-9138

JOHN J. MERCURIO, C.P.A. MEMBERS

JONATHAN S. BRIDGFORD, C.P.A. AMERICAN INSTITUTE of CERTIFIED

CARL G SMITH C.P.A. PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE of CERTIFIED

DONALD H. LAMBERT C.P.A. PUBLIC ACCOUNTANTS

February 8, 1994

To the Partners

Lake City Village, Ltd

Archer, Florida

Independent Auditors' Report

We have a audited the accompanying statements of assets, liabilities and partners' capital of Lake City Village, Ltd as of December 31, 1993 and 1992 and the related statements of revenues and expenses, partners' capital and statement of cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted governmental auditing standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities , and partners' capital of Lake City Village, Ltd as of December 31, 1993 and 1992 and its revenue and expenses, changes in pertness' capital and cash flows for the years then ended in accordance with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the 1993 and 1992 financial statements. The additional information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the 1993 and 1992 financial statements. Such information has been subjected to the audit procedures applied in the audit of the 1993 and 1992 financial statements and, in our opinion, is fairly stated in all material respects in relation to the 1993 and 1992 financial statements taken as a whole.

/S/ MERCURIO & BRIDGFORD

CERTIFIED PUBLIC ACCOUNTANTS

[LETTERHEAD OF]

DANIEL G. DRANE

CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street

P. O. Box 577

Hardinsburg, Kentucky 40143

(502) 756-5704

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lakecrest, Ltd.Elizabethtown, Kentucky

I have audited the accompanying balance sheets of Lakecrest, Ltd. (a Kentucky limited partnership), FmHA Project No.: 20-047-611059430 as of December 31, 1993 and 1992, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits as of December 31, 1993 and 1992 in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakecrest, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ DANIEL G. DRANE

Daniel G. Drane

Certified Public Accountant

March 16, 1994

[LETTERHEAD OF]

GILLON AND COMPANY, LTD.

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lakeview Estates, Ltd.

We have audited the accompanying balance sheets of Lakeview Estates, Ltd. (A Limited Partnership), as of December 31, 1993 and 1992, and the related statements of income and expense, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Estates, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ GILLON AND COMPANY LTD.

Natchez, Mississippi

February 22, 1994

522 MAIN STREET POST OFFICE BOX 1103 NATCHEZ, MISSISSIPPI 39121 TELEPHONE 601-446-6681

[LETTERHEAD OF]

SMITH, MILES & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS 230 AIRPORT ROAD

P.O. BOX 1177

PANAMA CITY. FLORIDA 32402

(904) 78~0261

INDEPENDENT AUDITORS' REPORT

To the Partners

Lakewood Apartments, Ltd., Phase II

Panama City, Florida

We have audited the accompanying balance sheets of Lakewood Apartments, Ltd., Phase II, FmHA Project No: 09-012-592825075, as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments, Ltd., Phase II, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ SMITH, MILES & COMPANY, P.A.

Panama City, Florida

February 9, 1994

[LETTERHEAD OF]

McGEE & ASSOCIATES, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners

Las Rosas II, Ltd.

and Farmers Home Administration

We have audited the accompanying balance sheets of Las Rosas II, Ltd. (a limited partnership) as of December 31, 1993 and 1992, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Rosas II, Ltd. as of December 31, 1993 and 1992, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the financial statements of Las Rosas II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/S/ MCGEE & ASSOCIATES, P.C.

March 9, 1994

Farmington, New Mexico

[LETTERHEAD OF]

MILLER, MAYER, SULLIVAN & STEVENS

CERTIFIED PUBLIC ACCOUNTANTS

"INNOVATORS OF SOLUTION TECHNOLOGY"

INDEPENDENT AUDITORS' REPORT

To the Partners Farmers Home Administration

Laurel Wood Apartments, Ltd. Jackson, Tennessee

We have audited the accompanying balance sheets of Laurel Wood Apartments, Ltd., (a limited partnership) Case No. 48-079-611057371, as of December 31, 1993 and 1992 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Wood Apartments, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformance with instructions issued by the U. S. Department of Agriculture, Farmers Home Administration, for borrowers and grantees.

/S/ MILLER, MAYER, SULLIVAN & STEVENS

Lexington, Kentucky

February 24, 1994

2365 HARRODSBURG ROAD LEXINGTON. KENTUCKY 40504-3399 (606)223-3095 FAX: (606)223-2143

[LETTERHEAD OF]

GILLON AND COMPANY, LTD.

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lead Bayou, Ltd.

We have audited the accompanying balance sheets of Lead Bayou, Ltd. (A Limited Partnership), as of December 31, 1993 and 1992, and the related statements of income and expense, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lead Bayou, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ GILLON AND COMPANY LTD.

Natchez, Mississippi

February 6, 1994

522 MAIN STREET POST OFFICE BOX 1103 NATCHEZ, MISSISSIPPI 39121 TELEPHONE 601-446-6681

[LETTERHEAD OF]

BEALL & COMPANY, PLC

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

Lillie Mae's Retirement Village Apartments, Ltd.

(A Limited Partnership)

Inola, Oklahoma

We have audited the accompanying balance sheets of Lillie Mae's Retirement Village Apartments, Ltd.(A Limited Partnership), FmHA Project No.:42-026-0731282026, as of December 31, 1993 and 1992 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lillie Mae's Retirement Village Apartments, Ltd. at December 31, 1993 and 1992 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ BEALL & COMPANY

BEALL & COMPANY, PLC

Certified Public Accountants

Fort Smith, Arkansas

February 8, 1994

[LETTERHEAD OF]

Lionel Sims, CPA

411 N. Sam Houston Parkway

Suite 300

Houston, Texas 77060

(713) 448-0491 fax (713) 448-2497

INDEPENDENT AUDITOR' S REPORT

To The Partners:

Magnolia Plaza Apartments, Ltd.

I have audited the accompanying balance sheets of Magnolia Plaza Apartments, Ltd., FmHA CASE NO.: 50-70-0760129844, as of December 31, 1993 and 1992, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

Except as discussed in the following paragraph, I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

I was unable to confirm capital subscriptions receivable and amounts due to related parties as of December 31, 1993, and 1992, stated at $33,835, $30,466 and $56,393, and $52,274 respectively. The receivables are amounts due from investors. Due to related parties represents amounts payable to the general partner for development services, and Continental Construction Management Corporation for construction management services. In addition, I was unable to determine the validity of these accounts through the use of alternative procedures.

In my opinion, except for the effects of such adjustment, if any, as might have been determined to be necessary had I been able to determine the validity of capital subscriptions receivable and amounts due to related parties, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Plaza Apartments, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

[LETTERHEAD OF]

INDEPENDENT AUDITOR' S REPORT

My audits are made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III for year ended December 31, 1993 is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ LIONEL SIMS, CPA

Lionel Sims CPA

Houston, Texas

March 24, 1994

[LETTERHEAD OF]

M. ALTON EVANS, JR., C.P.A. COLE, EVANS & PETERSON

WILLIAM JEFFERSON COLE, C.P.A. CERTIFIED PUBLIC ACCOUNTANTS

WILLIAM PETERSON, C.P.A.

CAROL T. BARNES, C.P.A.

C. WILLIAM GERARDY, JR., C.P.A.

BARRY S. SHIPP, C.P.A. FIFTH FLOOR TRAVIS PLACE

STEVEN W. HEDGEPETH, C.P.A.

STEVEN R. BAYER, C.P.A. POST OFFICE DRAWER 1768

GWENDOLYN H. HARJU, C.P.A.

TIMOTHER R. DURR, C.P.A. SHREVEPORT, LOUISIANA 71166-1768

R. STEPHEN TILLEY, C.P.A.

JOHN A. CASKEY, C.P.A. TELEPHONE (318)222-8367

ROBERT A. BUSBY, C.P.A. TELECOPIER (318)425-4101

BAILEY B. BAYNHAM, C.P.A.

DEBORAH N. SHIVERS, C.P.A. February 1, 1994

JUDY E. MONCRIEF, C.P.A.

ANNE-MARIE COLE CAIN, C.P.A.

TIMOTHY W. BORST, C.P.A.

REYNELLE H. THOMPSON, C.P.A.

JENA JOEL MCSWAIN, C.P.A.

BRENDA BISHOP LEACH, C.P.A.

MARY WELLS CARMODY, C.P.A.

DOUGLAS E. WHITE, C.P.A.

WILLIAM MASTIN SCOTT, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners

Many Seniors Apartments

Mansfield, Louisiana

We have audited the accompanying balance sheets of Many Seniors Apartments at December 31, 1993 and December 31, 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on-our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Many Seniors Apartments at December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

/S/ COLE, EVANS & PETERSON

Cole, Evans & Peterson

[LETTERHEAD OF]

MILLER, MAYER, SULLIVAN & STEVENS

CERTIFIED PUBLIC ACCOUNTANTS

"INNOVATORS OF SOLUTION TECHNOLOGY"

INDEPENDENT AUDITORS' REPORT

To the Partners Farmers Home Administration

Maple Hill Estates, Ltd. Lexington, Kentucky

We have audited the accompanying balance sheets of Maple Hill Estates, Ltd., (a limited partnership) Case No. 20-040-611063882, as of December 31, 1993 and 1992 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Hill Estates, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformance with instructions issued by the U. S. Department of Agriculture, Farmers Home Administration, for borrowers and grantees.

/S/ MILLER, MAYER, SULLIVAN & STEVENS

Lexington, Kentucky

February 4, 1994

2365 HARRODSBURG ROAD LEXINGTON, KENTUCKY 405O4-3399 (606)223-3095 FAX:(606) 223-2143

[LETTERHEAD OF]

Marshall & Shafer, P.C.

Certified Public Accountant

15915 Katy Freeway, Suite 340

Houston, Texas 77094

713/579-3366

FAX 713/579-3307

Independent Auditor's Report

March 2, 1994

To the Partners:

New Caney Oaks Apartments

(A Segment of New Caney Oaks, Ltd.)

We have audited the accompanying balance sheet of New Caney Apartments Phase Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1993 and 1992, and the related statements of operation, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the financial statements referred to above include the assets, liabilities, revenue and expenses which are shown in the accounting records of the apartment complex.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended, on the basis of accounting as described in Note A.

/S/ MARSHALL & SHAFER, P.C.

Marshall & Shafer, P.C.

Houston, Texas

[LETTERHEAD OF]

M. ALTON EVANS, JR., C.P.A. COLE, EVANS & PETERSON

WILLIAM JEFFERSON COLE, C.P.A. CERTIFIED PUBLIC ACCOUNTANTS

WILLIAM PETERSON, C.P.A.

CAROL T. BARNES, C.P.A.

C. WILLIAM GERARDY, JR., C.P.A.

BARRY S. SHIPP, C.P.A. FIFTH FLOOR TRAVIS PLACE

STEVEN W. HEDGEPETH, C.P.A.

STEVEN R. BAYER, C.P.A. POST OFFICE DRAWER 1768

GWENDOLYN H. HARJU, C.P.A.

TIMOTHER R. DURR, C.P.A. SHREVEPORT, LOUISIANA 71166-1768

R. STEPHEN TILLEY, C.P.A.

JOHN A. CASKEY, C.P.A. TELEPHONE (318)222-8367

ROBERT A. BUSBY, C.P.A. TELECOPIER (318)425-4101

BAILEY B. BAYNHAM, C.P.A.

DEBORAH N. SHIVERS, C.P.A. February 12, 1994

JUDY E. MONCRIEF, C.P.A.

ANNE-MARIE COLE CAIN, C.P.A.

TIMOTHY W. BORST, C.P.A.

REYNELLE H. THOMPSON, C.P.A.

JENA JOEL MCSWAIN, C.P.A.

BRENDA BISHOP LEACH, C.P.A.

MARY WELLS CARMODY, C.P.A.

DOUGLAS E. WHITE, C.P.A.

WILLIAM MASTIN SCOTT, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners

Oakdale Seniors Apartments

Mansfield, Louisiana

We have audited the accompanying balance sheets of Oakdale Seniors Apartments at December 31, 1993 and December 31, 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Seniors Apartments at December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ COLE, EVANS & PETERSON

Cole, Evans & Peterson

[LETTERHEAD OF]

James N. Rachel

Certified Public Accountant

920 Pierremont Road (318) 868-8715

Suite 415

Shreveport, Louisiana 71106

INDEPENDENT AUDITOR'S REPORT

To the Partners

Old Oak Estates, Ltd.

I have audited the accompanying balance sheets of Old Oak Estates, Ltd., a limited partnership, as of December 31, 1993, and 1992, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Old Oak Estates, Ltd.'s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Oak Estates, Ltd. as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ J.N. RACHEL

Shreveport, Louisiana

March 8, 1994

Member - American Institute of Certified Public Accountants

[LETTERHEAD OF]

BRENDA P. McELWEE P.C.

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

Onion Creek, Ltd.

(A Texas Limited Partnership)

P.O. Box 1357

Aransas Pass, TX 78335

I have audited the accompanying financial statements of Onion Creek, Ltd.(a Texas Limited Partnership) as of December 31, 1993 and 1992, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Onion Creek, Ltd. management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onion Creek, Ltd., as of December 31, 1993 and 1992, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information listed as supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements of Onion Creek, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/S/ BRENDA P. MCELWEE, P.C.

March 17, 1994

ROCKPORT ARANASAS PASS

(512) 729-9150 (512) 758-7131

FAX (512) 729-9216 P.O.BOX 33

1213 HWY 35 SOUTH ARANSAS PASS, TEXAS 78335

ROCKPORT, TEXAS 78382

Member Texas Society of Certified Public Accountants and American Institute of Certified Public Accounts

[LETTERHEAD OF]

James N. Rachel

Certified Public Accountant

920 Pierremont Road (318) 868-8715

Suite 415

Shreveport, Louisiana 71106

INDEPENDENT AUDITOR'S REPORT

To the Partners

Pecan Villa Apartments, Ltd.

I have audited the accompanying balance sheets of Pecan Villa Apartments, Ltd., a limited partnership, as of December 31, 1993, and 1992, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Pecan Villa Apartments, Ltd.'s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall find statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the finance statement referred to above present fairly, in all material respects, the financial position of Pecan Villa Apartments, Ltd. as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ J.N. RACHEL

Shreveport, Louisiana

March 8, 1994

Member - American Institute of Certified Public Accountants

[LETTERHEAD OF]

Grubman & Company

certified public accountants

New York office:

10 East 21st Street

New York, N. Y. 10010

(212)460-52S5 . Fax (212)995-9525

East Hampton office:

2 Newton Lane

East Hampton, N.Y. 11937

(516)324-1155 ~ Fax(516)324-7915

Washington, D.C. Office:

101 Chestnut Street, Suite 120

Gaithersburg, MD 20877

(301) 948-3464 ~ Fax (301)762- 7350

INDEPENDENT AUDITOR'S REPORT

To the Partners

Pocomoke Villas Limited Partnership

We have audited the accompanying balance sheet of Pocomoke Villas Limited Partnership FmHA Project No.: 24-024-521572645 as of December 31, 1993, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocomoke Villas Limited Partnership FmHA Project No.: 24-024-521572645 as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[LETTERHEAD OF]

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis Form FmHA 1930-8 Part I for the years ended December 31, 1993 and 1992 is presented for purposes of complying with the requirement of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ GRUBMAN & COMPANY

Grubman & Company

New York, New York

January 26, 1994

[LETTERHEAD OF]

M. ALTON EVANS, JR., C.P.A. COLE, EVANS & PETERSON

WILLIAM JEFFERSON COLE, C.P.A. CERTIFIED PUBLIC ACCOUNTANTS

WILLIAM PETERSON, C.P.A.

CAROL T. BARNES, C.P.A.

C. WILLIAM GERARDY, JR., C.P.A.

BARRY S. SHIPP, C.P.A. FIFTH FLOOR TRAVIS PLACE

STEVEN W. HEDGEPETH, C.P.A.

STEVEN R. BAYER, C.P.A. POST OFFICE DRAWER 1768

GWENDOLYN H. HARJU, C.P.A.

TIMOTHER R. DURR, C.P.A. SHREVEPORT, LOUISIANA 71166-1768

R. STEPHEN TILLEY, C.P.A.

JOHN A. CASKEY, C.P.A. TELEPHONE (318)222-8367

ROBERT A. BUSBY, C.P.A. TELECOPIER (318)425-4101

BAILEY B. BAYNHAM, C.P.A.

DEBORAH N. SHIVERS, C.P.A. February 2, 1994

JUDY E. MONCRIEF, C.P.A.

ANNE-MARIE COLE CAIN, C.P.A.

TIMOTHY W. BORST, C.P.A.

REYNELLE H. THOMPSON, C.P.A.

JENA JOEL MCSWAIN, C.P.A.

BRENDA BISHOP LEACH, C.P.A.

MARY WELLS CARMODY, C.P.A.

DOUGLAS E. WHITE, C.P.A.

WILLIAM MASTIN SCOTT, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners

Pecanwood Apartments III, Ltd.

Mansfield, Louisiana

We have audited the accompanying balance sheets of Pecanwood Apartments III, Ltd. at December 31, 1993 and December 31, 1992, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecanwood Apartments III, Ltd. at December 31, 1993 and December 31, 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ COLE, EVANS & PETERSON

Cole, Evans & Peterson

[LETTERHEAD OF]

LITTLE, SHANEYFELT & CO.

CERTIFIED PUBLIC ACCOUNTANTS

L501 N. UNIVERSITY, SUITE 300

LITTLE ROCK, ARKANSAS 72207-5232

TELEPHONE(501)666-2879

INDEPENDENT AUDITOR'S REPORT

To the Partners

P.D.C. Eighteen Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Eighteen Limited Partnership, FmHA Project No. 03-34-710652405 (the Partnership), as of December 31, 1993 and 1992, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Eighteen Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ LITTLE, SHANEYFELT & CO.

Little, Shaneyfelt & Co.

February 26, 1994

[LETTERHEAD OF]

SMITH, MILES & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS 1230 AIRPORT ROAD

P.O. BOX 1177

PANAMA CITY. FLORIDA 32402

(904) 78~0261

INDEPENDENT AUDITORS' REPORT

To the Partners

Ridgeview Apartments, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of Ridgeview Apartments, Ltd., FmHA Project No: 09-009592695879, as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial Statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial Statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial abatements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ SMITH, MILES & COMPANY, P.A.

Panama City, Florida

February 10, 1994

[LETTERHEAD OF]

Grubman & Company

certified public accountants

New York office:

10 East 21st Street

New York, N. Y. 10010

(212)460-52S5 . Fax (212)995-9525

East Hampton office:

2 Newton Lane

East Hampton, N.Y. 11937

(516)324-1155 ~ Fax(516)324-7915

Washington, D.C. Office:

101 Chestnut Street, Suite 120

Gaithersburg, MD 20877

(301) 948-3464 ~ Fax (301)762- 7350

INDEPENDENT AUDITOR' S REPORT

To the Partners

Rolling Meadow II Limited Partnership

We have audited the accompanying balance sheet of Rolling Meadow II Limited Partnership FmHA Project No.: 24-006-521537063 as of December 31, 1993 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and generally accepted government auditing standards for financial and compliance audits issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Meadow II Limited Partnership FmHA Project No.: 24-006-521537063 as of December 31, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[LETTERHEAD OF]

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, presented in the Year End Report and Analysis Form FmHA 1930-8 Part I for the years ended December 31, 1993 and 1992 is presented for purposes of complying with the requirement of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ GRUBMAN & COMPANY

Grubman & Company

New York, New York

January 26, 1994

[LETTERHEAD OF]

PAILET, MEUNIER and LEBLANC, L.L.P

Certified Public Accountants

3421 North Causeway Boulevard, Suite 701

Metairie, Louisiana 70002

Tel. (504) 837-0770 Fax (504) 837-7102

Independent Auditors' Report

To the Partners

Clifford E. Olsen-Southeastern Associates, Ltd.

We have audited the accompanying balance sheets of Clifford E. Olsen-Southeastern Associates, Ltd. (a Louisiana limited partnership), FmHA Project No: 22-053-721100096, as of December 31, 1993 and 1992 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clifford E. Olsen-Southeastern Associates, Ltd. as of December 31, 1993 and 1992 and the results of its operations, the changes in partner's equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis Form FmHA 1930-8 Parts I through III for years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements.

Member of

International Group of Accounting Firms - Member Firms in Principal Cities

AICPA SEC Practice Section - AICPA Private Companies Practice Section

[LETTERHEAD OF]

Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ PAILET, MEUNIER & LEBLANC

Metairie, Louisiana

January 28, 1994

[LETTERHEAD OF]

GANT, CROFT & ASSOCIATES, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

611 EAST LAUREL STREET - P. O. BOX 757

SCOTTSBORO, ALABAMA 35768

TELEPHONE 259-1120

TELECOPIER 259-0858

JOHN W. GANT, C.P.A. MEMBERS: AICPA

DON W. CROFT, C.P.A. ALABAMA SOCIETY

MARY S. CROFT, C.P.A. OF CPA'S

HOYT BOWEN. C.P.A.

INDEPENDENT AUDITORS' REPORT

Partners

Sun Rise North, Ltd.

Guntersville, Alabama

We have audited the accompanying balance sheet of Sun Rise North, Ltd. as of December 31, 1993, and the related statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Rise North, Ltd. as of December 31, 1993, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/S/ GANT, CROFT & ASSOCIATES, P.C.

GANT, CROFT & ASSOCIATES, P. C.

March 4, 1994

[LETTERHEAD OF]

BRENDA P. McELWEE P.C.

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

Taft Gardens, Ltd.

(A Texas Limited Partnership)

P.O. Box 1357

Aransas Pass, TX 78335

I have audited the accompanying financial statements of Taft Gardens, Ltd.(a Texas Limited Partnership) as of December 31, 1993 and 1992, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Taft Gardens, Ltd. management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Gardens, Ltd., as of December 31, 1993 and 1992, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information listed as supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements of Taft Gardens, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/S/ BRENDA P. MCELWEE, P.C.

March 15, 1994

ROCKPORT ARANSAS PASS

(512) 729-9150 (512) 758-7131

FAX (512) 729-9216 P.O.BOX 33

1213 HWY 35 SOUTH ARANSAS PASS, TEXAS 78335

ROCKPORT, TEXAS 78382

Member Texas Society of Certified Public Accountants and American Institute of Certified Public Accounts

[LETTERHEAD OF]

BRENDA P. McELWEE P.C.

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

Taft Terrace, Ltd.

(A Texas Limited Partnership)

P.O. Box 1357

Aransas Pass, TX 78335

I have audited the accompanying financial statements of Taft Terrace, Ltd.(a Texas Limited Partnership) as of December 31, 1993 and 1992, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Taft Terrace, Ltd. management. My responsibility is to express an opinion on these financial statements based on mar audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respect, the financial position of Taft Terrace, Ltd., as of December 31, 1993 and 1992, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information listed as supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements of Taft Terrace, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/S/ BRENDA P. MCELWEE, P.C.

March 4, 1994

ROCKPORT ARANSAS PASS

(512) 729-9150 (512) 758-7131

FAX (512) 729-9216 P.O.BOX 33

1213 HWY 35 SOUTH ARANSAS PASS, TEXAS 78335

ROCKPORT, TEXAS 78382

Member Texas Society of Certified Public Accountants and American Institute of Certified Public Accounts

[LETTERHEAD OF]

PARENTE, RANDOLPH, ORLANDO

CAREY & ASSOCIATES

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of

Valley Place Associates

Turbotville, Pennsylvania:

We have audited the accompanying balance sheets of Valley Place Associates (a limited Partnership) as of December 31, 1993 and 1992, and the related statements of loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of Valley Place Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Place Associates as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES

Williamsport, Pennsylvania

January 31, 1994

[LETTERHEAD OF]

SMITH, MILES & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS 1230 AIRPORT ROAD

P.O. BOX 1177

PANAMA CITY. FLORIDA 32402

(904) 785-0261

INDEPENDENT AUDITORS' REPORT

To the Partners

West Meadow Apartments II, Ltd.

Panama City, Florida

We have audited the accompanying balance sheets of West Meadow Apartments II, Ltd., FmHA Project No: 01-031592806818 as of December 31, 1993 and 1992, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Meadow Apartments II, Ltd., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ SMITH, MILES & COMPANY, P.A.

Panama City, Florida

February 11, 1994

[LETTERHEAD OF]

James N. Rachel

Certified Public Accountant

920 Pierremont Road (318) 868-8715

Suite 415

Shreveport, Louisiana 71106

INDEPENDENT AUDITOR'S REPORT

To the Partners

Willow Haven Apartments, Ltd.

I have audited the accompanying balance sheets of Widow Haven Apartments, Ltd., a limited partnership, as of December 31, 1993, and 1992, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Willow Haven Apartments, Ltd.'s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those stand require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Haven Apartments, Ltd. as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ J.N. RACHEL

Shreveport, Louisiana

March 8, 1994

Member - American Institute of Certified Public Accountants

[LETTERHEAD OF]

OTIS, ATWELL & TIMBERLAKE

Professional Association

CERTIFIED PUBLIC ACCOUNTANTS

James C. Otis, C.P.A., CFP 980 Forest Avenue

Stephen W. Atwell C.P.A Portland, Maine O4103

Fred I. Timberlake, C.P.A. (207) 797-0990

Bruce E. Fritzson, C.P.A. FAX (207) 797-8618

Thomas J. Gioa, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Wilson Lake Associates

We have audited the accompanying balance sheets of Wilson Lake Associates, a limited partnership, FmHA Case No. 23-004-010390750, as of December 31, 1993 and 1992, and the related statements of income and partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing th

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Lake Associates, a limited partnership, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 14 through 16 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The additional information presented in the Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-8, as of December 31, 1993 and 1992 has been subjected to the auditing procedu

January 26, 1994 /S/ OTIS, ATWELL & TIMBERLAKE, P.A.

Portland, Maine Certified Public Accountants

[LETTERHEAD OF]

Bain, Brown & DeLaura

Certified Public Accountants

107 Montrose Avenue Phone (315)488-2001

Syracuse, New York 13219 Fax (315)468-6373

INDEPENDENT AUDITORS REPORT

Portland, Maine Certified Public Accountants

[LETTERHEAD OF]

Bain, Brown & DeLaura

Certified Public Accountants

107 Montrose Avenue Phone (315)488-2001

Syracuse, New York 13219 Fax (315)468-6373

INDEPENDENT AUDITORS REPORT

To the Partners

Wolcott Associates

We have audited the accompanying balance sheets of Wolcott Associates, as of November 30, 1993 and 1992 and the related statements of operations and partners' capital and of cash flows for the years then ended. These financial statements are the responsibility of the general partner of Wolcott Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and government auditing standards issued by the Controller General of the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing th d significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolcott Associates as of November 30, 1993 and 1992, and the results of its operations and partners' capital and of cash flows for the years then ended in conformity with generally accepted accounting principles

/S/ BAIN BROWN & DELURA

January 28, 1994

[LETTERHEAD OF]

MILLER, MAYER, SULLIVAN & STEVENS

CERTIFIED PUBLIC ACCOUNTANTS

"INNOVATORS OF SOLUTION TECHNOLOGY"

INDEPENDENT AUDITORS' REPORT

To the Partners Farmers Home Administration

Woodcrest Apartments, Ltd. Cookeville, Tennessee

We have audited the accompanying balance sheets of Woodcrest Apartments, Ltd., (a limited partnership) Case No. 48-056-611047118, as of December 31, 1993 and 1992 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financi a ludes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Apartments, Ltd. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformance with instructions issued by the U. S. Department of Agriculture, Farmers Home Administration, for borrowers and grantees.

/S/ MILLER, MAYER, SULLIVAN & STEVENS

February 1, 1994

2365 HARRODSBURG ROAD LEXINGTON. KENTUCKY 40504-3399 (606)223-3095 FAX: (606) 223-2143