Form 10-Q
period 1993-12-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2000-07-12
CIK 874662

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1993.

/ / Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to ____________

Commission file number: 0-19258

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware State or Other Jurisdiction of Incorporation or Organization)	11-3022123 (I.R.S. Employer Identification Number)

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

Dated: May 29, 2000	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager
By:/s/ Paul J. Maddock Paul J. Maddock, President