Form 10-Q
period 1993-12-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2000-07-13
CIK 874662

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1993.

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
.(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No /X/

The information required by Parts I and II of this Form for the quarterly period ended December 31, 1993 is contained in Annual Report on Form 10-K of the registrant for the fiscal year ended March 31, 1994 and is incorporated by reference to such Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2000	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager
By:/s/ Paul J. Maddock Paul J. Maddock, President