Form 10-K
period 1996-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2000-10-20
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996 or

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

c/o Paul J. Maddock, Megan Asset Management, Inc.
1424 West Century Avenue, Suite 102, Bismarck, ND 58501
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (701) 223-2923

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: LIMITED PARTNERSHIP INTERESTS
                                                                                       &n sp;                         (Title of class)

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

                List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

                This filing is a consolidated filing for the fiscal year ended March 31, 1996. Bayfield Low Income Housing Limited Partnership (the "Partnership") has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 1996, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1995, (the "10-Q's"). The 10-Q's al Report on Form 10-K covers the same periods as the 10-Q's.

PART I

Item 1. Business

Organization

               Bayfield Low Income Housing Limited Partnership (the "Partnership") is a Delaware limited partnership organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 Debtors (investor limited partnerships - the "Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as confirmed July 13, time thereafter (the "Plan"). Each of the Debtor Investor Partnerships was a newly formed Delaware limited partnership which was originally formed to and did acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which has developed and now owns and operates a multi-family apartment complex for low to moderate income tenants (each, a "Project"). (See "Item 2. Properties.")

               A majority of the Projects received financing under Section 515 of the Housing Act of 1949, (as amended "Section 515"), which authorized the Rural Housing Service, the successor agency to the Farmers Home Administration of the Department of Agriculture (collectively referred to here in as "RD") to provide direct below-market-rate mortgage loans for rural rental housing.

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

               The 52 Debtor Investor Partnerships were the following Delaware limited partnerships:

ARLINGTON Estates Limited Partnership
BARRINGTON Estates Limited Partnership
BAYFIELD Estates Limited Partnership
BEECHFIELD Estates Limited Partnership
BIRCHFIELD Estates Limited Partnership
BLAKEFIELD Estates Limited Partnership
BRIGHTON Estates Limited Partnership
BROOKLINE Estates Limited Partnership
CANDLE RIDGE Estates Limited Partnership
CANTERBURY Estates Limited Partnership
CARLYSLE Estates Limited Partnership
CHERRYWOOD Estates Limited Partnership
CHESTERFIELD Estates Limited Partnership
CLARKSON Estates Limited Partnership
CLAYTON Estates Limited Partnership

CLOVERFIELD Estates Limited Partnership
COPPERFIELD Estates Limited Partnership
CRESCENT Estates Limited Partnership
DEERFIELD Estates Limited Partnership
DELAFIELD Estates Limited Partnership
EDENFIELD Estates Limited Partnership
EMERALD Estates Limited Partnership
EVEREST Estates Limited Partnership
EVERGREEN Realty Investors Limited Partnership
FIRST Estates Limited Partnership
GLENWOOD Estates Limited Partnership
GREENFIELD Estates Limited Partnership
GREENWOOD Estates Limited Partnership
HARBORFIELD Estates Limited Partnership
HOLLY Estates Limited Partnership
HUNTER Estates Limited Partnership
KEHRS MILL Estates Limited Partnership
LITTLEFIELD Estates Limited Partnership
LIVINGSTON Realty Investors Limited Partnership
MEADOWFIELD Estates Limited Partnership
MITCHELLFIELD Estates Limited Partnership
NORTHFIELD Estates Limited Partnership
NORWICH Estates Limited Partnership
OLEANDER Estates Limited Partnership
PINE HOLLOW Estates, A Delaware Ltd. Partnership
PLAINFIELD Estates Limited Partnership
PLANTINGFIELD Estates Limited Partnership
REDWOOD Estates Limited Partnership
ROSEWOOD Estates Limited Partnership
SAGEWOOD Estates Limited Partnership
SOUTHFIELD Estates Limited Partnership
SPRINGFIELD Estates Limited Partnership
SUMMERFIELD Estates Limited Partnership
SYCAMORE Realty Investors Limited Partnership
WALNUT Estates Limited Partnership
WILSHIRE Estates Limited Partnership
WYNNFIELD Estates Limited Partnership

               First American Holdings, Inc., a Delaware corporation ("First American"), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by

               Effective December 23, 1991, First American withdrew as general partner, subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the "Settlement Agreement") with the Partnership and Megan Management. Among other things, the Settlement Agreement provided for certain amendments to the partnership agreement of the Partnership and, at the request of the Investors Committee, f

               As of December 31, 1992, Megan Management's rights and obligations as General Partner and Independent Manager of the Partnership were assigned to, and assumed by, Megan Asset Management, Inc. ("Megan Asset Management" or the "Independent Manager"), a corporation which was under common ownership and control with Megan Management.

               The General Partner has full, exclusive and complete discretion in the management and control of the Partnership, except as limited by the Partnership Agreement, by the Plan or by the Management Agreement. Megan Asset Management, in its capacity as Independent Manager under the Plan, is responsible for the day-to-day management of the Partnership's operations.

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

               For Projects funded under Section 515 after December 21, 1979, which include substantially all of those in which the Partnership owns an interest, applicable law and regulations require the owner to utilize the housing for eligible low income tenants at restricted lower rents for a period of 20 years following closing of the RD mortgage.

               The direct below-market-rate mortgage loans for rural rental housing provided by RD under Section 515 are extended to qualified sponsors organized exclusively for the purpose of providing housing in amounts up to 97% of apartment complex costs as determined pursuant to RD regulations and for terms up to 50 years. In addition, RD may provide an owner with mortgage interest subsidies, which effectively

               RD approval is required if an owner wishes to sell a Project. In addition, applicable law and regulations also preclude prepayment of mortgage loans, except in certain very limited circumstances and unless the owner agrees to utilize the project for eligible tenants for a specified period.

               Each of the Projects indirectly owned by the Partnership qualified for the low income housing tax credits (the "Tax Credits"), under Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low income rental housing. In order to generate Tax Credits, properties must be rented to tenants whose incomes ar

               For the tax year ended December 31, 1995, the Partnership passed through an aggregate total of approximately $5,020,000 of Tax Credits to the Limited Partners. The annual anticipated Tax Credits, which the Partnership could have received from the Operating Partnerships, excluding those projects lost in prior years due to insolvency or bankruptcy, and passed through to the Limited Partners during the

               As of December 31, 1999, substantially all of the Tax Credits have been realized from the Operating Partnerships and passed through to the Limited Partners. With the realization of substantially all of the Tax Credits by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Op

Business Objectives

               Although there can be no assurance that the Partnership's purpose or objectives will be achieved, the sole purpose of the Partnership as set forth in the Partnership Agreement was (i) to acquire the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherw i

               Purpose (i) - the acquisition of the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 (Item 1. Business - Organization, above);

               Purpose (ii) - the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity", below.

               Purpose (iii) - in attempting to fulfill such other undertakings of the Partnership as are set forth in the Plan the Partnership has, among other thing:

a) used its capital resources, to maintain, to the extent possible, the Partnership's interests in the Operating Partnerships in order to provide Tax Credits to the Limited Partners.

For the fiscal year ended March 31, 1996 (the "1996 Fiscal Year"), the fiscal year ended March 31, 1995 (the "1995 Fiscal Year") and the fiscal year ended March 31, 1994 (the "1994 Fiscal Year") the Partnership had cash and cash reserves totaling $1,959,430, $2,224,916 and $2,913,906, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement and the General P ttlement Agreement, and to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners. See "Item 2. Properties" and "Item 3. Legal Proceedings"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity".

In order to generate Tax Credits and avoid recapture thereafter, there are significant continuing occupancy requirements with which each Project must comply for a 15-year compliance period. To the extent a Project does not comply with the Tax Credit occupancy requirements, all of the Tax Credits previously generated by the non-complying dwelling units in the applicable Project, and used by the Limited Partners, would have to be recaptured. If this occurs the Limited Partners would have to pay a tax equal to one-third of the Tax Credits so generated and used by the Limited Partners to reduce their tax liability, together with possible penalties and interest.

b) provided to the extent available cash distributions to the Limited Partners.

               The Partnership does not expect to make material distributions beyond those previously made, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity" and "-- Capital Resources".

               Purpose (iv) - conduct such other activities as may be necessary or appropriate to carry out the foregoing, the Partnership has focused on the following long-term objectives:

a) capital appreciation through increases in the value of the Partnership's investments in the Operating Partnerships; and

b) providing cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects.

               Objective a) - The Partnership's investments are in apartment complexes which provide housing to low income tenants pursuant to government sponsored programs. Therefore, in addition to market-related risks, which any real estate investment is subject to, capital appreciation of a Limited Partnership interest is subject to the restrictions set by government policy. As explained below, this makes it un

               The vast majority of the Projects owned by the Partnership are located in small rural communities. As such, the market rents in many of the Partnership's Project areas are not significantly higher that the RD restricted rents eligible tenants are currently charged. Therefore, the valuation of many of the Partnership's Projects, even if based upon market rents, results in little or no appreciation fro instances where market rents might be significantly higher are rare and there are numerous government restrictions in connection with such a course of action. In addition, most of the Partnership's Project mortgages have an absolute restriction which will not allow prepayment until approximately 2009.

               Accordingly, based on current market conditions and government regulations, it does not appear that the value of the Projects owned by the Partnership will increase significantly. The value of the Projects and the market conditions are adversely affected by the restricted use limitations which limit the amount of income rent a tenant may have and the amount of rent a Project can charge a tenant. Unde

               Objective b) - With respect to the Partnership's long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization of substantially all of the Tax Credits by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale and refinancing of the Partn

Employees

               The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs 2 people on a full-time basis.

Item 2 . Properties.

               Each Operating Partnership owns and operates a Project, which generated Tax Credits under Section 42 of the Tax Code over its initial 10-years of existence or slightly longer. A description of the Projects is contained in the following tables. Immediately following these tables, a glossary which provides an explanation of certain terms used in the table headings, as well as a discussion of certai

Bayfield Low Income Housing Limited Partnership Ownership Interest in Operating Partnerships
Operating Partnership	City	State	Number of Apt. Units	Project's Mortgage Balance	Developer's Original Equity	Tax Items	Capital Events	Bayfield's Committed Capital Contribution	Approx. Avg. Annual Anticipated Federal Credits	1995 LIHC Credits	Accum. LIHC (from Inception of Bayfield)
AFM RRH Limited	Ocala	FL	36	$1,099,256	$80,868	99	50	$265,305	52,866	$52,867	$304,492
Alachua Villas, Ltd.	Alachua	FL	35	1,061,563	51,575	99	50	224,387	44,414	44,414	254,280
Albany Commons, Ltd.	Albany	KY	24	689,865	23,400	99	50	177,929	32,342	32,342	186,085
Anderson Country Estates, L.P.	Palmyra	MO	24	588,443	18,340	99	50	122,268	26,164	25,107	145,193
Aurora Limited	Aurora	IN	22	1,046,620	51,400	99	50	180,468	25,542	25,556	181,780
Baker Heights II, L.P.	Martinsburg	WV	32	987,719	53,000	95	50	241,438	43,729	43,730	251,568
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,343,022	41,840	99	50	319,017	58,898	58,902	336,646
Belfast Housing Associates	Belfast	ME	24	1,135,932	60,500	99	50	282,195	53,147	53,147	305,926
Berea Summit, Ltd.	Shelbyville	KY	15	433,239	5,856	99	50	45,134	8,114	8,112	46,674
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	679,266	36,150	95	50	163,186	22,757	22,757	127,098
Blades Limited Partnership	Blades	DE	33	1,242,076	66,000	99	50	301,958	57,856	57,856	322,815
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	713,264	37,250	95	50	167,124	29,435	29,384	169,234
Brentwood Apartments, Ltd.	Flatwoods	KY	21	682,683	36,500	99	50	160,800	30,238	30,238	174,076
Briar Hill Apartments, Ltd.	Barbourville	KY	16	367,629	29,654	95	50	88,475	17,003	17,023	97,460
Broadway Terrace of Drew, L.P.	Drew	MS	48	1,348,914	73,650	95	50	301,536	60,783	60,790	298,353
Bunkie Seniors Apts. Partnership	Bunkie	LA	24	687,237	36,520	95	50	164,759	30,417	30,361	174,897
Canal Town Associates	Canastota	NY	6	251,350	12,991	95	50	57,391	10,464	10,446	60,178
Canyon Villas L.P.	Fort Benton	MT	10	336,568	10,500	99	50	78,878	13,464	12,920	70,160
Cedar Crest Apartments, L.P.	Bourbon	MO	16	390,299	12,200	99	50	95,472	18,093	17,362	95,642
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,122,670	60,763	95	50	275,938	43,738	43,740	251,912
Citrus Terrace, Ltd.	Sebring	FL	42	1,362,839	71,885	99	50	324,907	61,658	61,658	372,354
Cle Elum Apartment Associates	Cle Elum	WA	20	631,175	34,000	95	50	154,188	27,385	27,385	157,845
Cleveland Courts, LTD.	Cleveland	MS	18	525,810	27,750	99	50	127,650	24,912	24,912	142,569
Clifford Heights Apartments, Ltd.	Stamping Grnd	KY	12	385,398	20,564	99	50	93,425	17,598	17,598	101,305
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	676,500	35,700	99	50	166,138	30,927	30,927	177,930
Cottonwood Seniors Apts. Partnership	Cottonport	LA	24	693,684	21,432	99	50	164,527	31,529	31,519	181,430
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	723,191	22,500	99	50	171,159	32,981	32,975	189,808
Cypress View Estates, Ltd.	Shaw	MS	24	708,148	37,500	95	50	166,414	31,753	31,753	182,779
Delta Terrace Estates, L.P.	Sterlington	LA	24	747,403	39,700	95	50	180,474	33,110	33,110	190,677
Diamond Court II L.P.	Harrington	DE	32	1,229,546	38,300	99	50	297,192	53,906	53,906	309,121
East Magnolia Village, L.P.	Port Gibson	MS	24	658,033	35,000	99	50	161,503	30,253	30,252	174,241
Edmonson Properties, Limited	Brownsville	KY	16	481,201	15,470	99	50	118,956	21,944	21,949	125,624
Elliott Manor, Ltd.	Sandy Hook	KY	24	767,152	23,960	99	50	184,831	34,371	34,371	190,435
Elmwood Estates, L.P.	Monroe	LA	32	1,044,625	32,550	99	50	94,754	14,944	14,340	82,529
Fieldcrest, Ltd.	Lexington	KY	16	440,225	23,275	99	50	114,667	22,570	22,569	129,996
Flambeau Village, L.P.	Ladysmith	WI	51	1,385,238	723,000	99	50	779,080	161,415	162,693	936,530
Folsom South Venture	Folsom	LA	12	380,794	20,073	99	50	90,324	17,574	17,574	101,026
Forest Park Apartments Ltd.	Lake Butler	FL	32	917,275	43,150	99	50	212,871	42,568	42,568	244,132
Franklin Vista II, Ltd.	Anthony	NM	28	890,210	47,250	95	50	216,093	39,778	39,780	229,103
Gaslight Square Apartments, Ltd.	Versailles	IN	24	717,370	39,474	95	50	179,152	31,621	31,670	182,474
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,120,511	59,533	95	50	270,750	50,052	49,985	287,594
Gibsland Villas L.P.	Gibsland	LA	24	772,230	42,930	95	50	206,022	35,484	35,538	204,474
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	161,162	5,000	99	50	35,221	6,565	6,565	21,337
Glenmora Apartments Partnership	Glenmora	LA	13	426,013	21,590	99	50	96,605	19,890	19,890	109,899
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,275,715	67,650	99	50	304,975	63,670	61,094	348,808
Greenwood Associates L.P.	Greenwood	AL	40	1,289,998	66,700	95	50	292,301	55,016	55,014	316,651
Hagewood Apartments Ltd.	Natchitoches	LA	16	563,416	29,775	95	50	134,601	25,198	25,198	145,647
Hickory Square L.P.	Little Rock	AR	40	1,351,510	29,900	95	50	284,550	55,718	55,718	321,156
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	501,348	26,796	99	50	120,935	22,364	22,370	125,197
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,346,022	58,600	99	50	326,541	63,007	63,005	358,795
Hillwood, Ltd.	Anderson	AL	12	318,605	16,900	99	50	86,050	16,940	16,940	97,569
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,031,657	55,200	95	50	250,676	47,521	47,522	273,253
Houston Associates	Clinton Twnshp	PA	24	957,844	29,850	99	50	234,799	43,362	43,362	246,097
Hurricane, Ltd.	Hurricane	UT	24	834,913	70,250	95	50	201,993	38,171	38,170	220,017
Indianwood Apartments II, Ltd.	Lafayette	AL	24	622,102	32,800	99	50	113,856	22,697	22,697	130,722
Joaquin Apartments, Ltd.	Joaquin	TX	32	753,154	40,000	99	50	181,777	34,700	34,702	199,748
Jonesville Apts. Sr. Citizens Ptrshp.	Jonesville	LA	18	559,856	29,518	99	50	136,811	24,597	24,596	141,590
Kent Summit, Ltd.	Shelbyville	KY	8	244,894	3,330	99	50	57,207	10,266	10,264	59,058
Kingswood II, Ltd.	Mount Olive	MS	24	649,373	34,907	95	50	152,206	29,013	29,014	167,121
LaGrange Apartments-Phase II L.P.	LaGrange	MO	8	193,331	6,000	99	50	45,711	9,135	8,766	50,843
Lake City Village, Ltd.	Lake City	FL	36	1,133,007	63,040	99	50	269,685	48,476	48,476	276,907
Lakecrest, Ltd.	Elizabethtown	KY	36	1,066,616	58,620	95	50	266,539	42,099	42,307	237,815
Lakeview Estates, Ltd.	Lakeview	AR	33	1,035,075	54,700	99	50	249,451	48,219	48,220	277,563
Lakewood Apartments II, Ltd.	Lake City	FL	32	871,531	46,350	95	50	212,000	39,073	39,020	224,507
Larue Properties, Limited	Hodgenville	KY	24	635,033	23,480	99	50	185,145	30,844	30,843	177,540
Las Rosas II, Ltd.	Tularosa	NM	28	920,000	48,820	95	50	221,375	40,998	41,000	236,136
Laurelwood Apartments, L.P.	Collierville	TN	35	1,070,418	73,050	95	50	259,302	42,224	42,466	244,405
Lead Bayou, Ltd.	Cleveland	MS	48	1,330,885	70,600	95	50	236,394	50,719	50,720	284,936
Lewis Apartments Company I	Lowville	NY	18	686,931	36,250	99	50	165,773	31,410	31,410	180,810
Lewistown Apartments L.P.	Lewistown	MO	12	285,506	15,053	95	50	67,666	12,513	12,513	72,576
Lillie Mae's Retirement Village, L.P.	Chickasha	OK	48	1,105,777	144,500	99	50	299,293	49,783	49,782	286,424
Lockport Seniors Apts. Partnership	Donaldsonville	LA	32	859,115	45,400	99	50	217,714	38,955	38,941	224,161
Longview Terrace, Ltd.	Decatur	MS	24	693,039	36,700	95	50	159,185	31,294	31,293	179,771
Magnolia Plaza, Ltd.	Magnolia	TX	36	957,117	51,000	95	50	231,713	42,912	42,913	247,155
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	581,948	18,200	99	50	128,510	25,727	25,727	148,090
Many Seniors Apts. Partnership	Many	LA	32	963,007	29,850	99	50	230,490	42,855	42,840	246,612
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,036,748	54,880	95	50	249,384	45,476	45,530	249,178
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	935,156	49,500	95	50	225,188	42,249	44,027	253,102
Marion September Housing, L.P.	Marion	KS	20	547,286	29,000	95	50	131,628	24,713	24,761	143,295
Meadowland Apartments, Ltd.	Iowa	LA	16	524,433	29,332	99	50	129,131	20,291	20,291	115,315
Mills-Shapley Partnership, L.P.	Greenville	MS	14	218,219	21,975	99	27.5	82,157	23,644	23,706	110,221
Mitchell II Limited	Mitchell	IN	24	742,590	38,370	99	50	181,473	30,213	30,215	173,638
Mosswood Apartments, Ltd.	Start	LA	24	758,051	36,700	95	50	166,822	30,853	30,853	173,338
Mountain View Apartments II, Ltd.	Morehead	KY	24	740,834	39,632	99	50	186,493	33,071	33,081	190,226
Munfordville Properties, Limited	Munfordville	KY	10	341,584	18,000	95	50	81,248	13,730	13,784	79,389
M-W Limited Partnership	Westfield	WI	8	239,297	12,740	95	50	58,068	7,902	7,964	45,851
New Caney Oaks, Ltd.	New Caney	TX	57	1,221,589	65,000	95	50	293,148	54,568	54,567	313,902
North Deer Creek, L.P.	Hollandale	MS	24	706,333	38,325	95	50	174,358	32,641	32,641	187,770
Oak Leaf Partnership, Ltd.	Jackson	MS	16	128,135	115,600	99	50	63,090	12,695	12,695	80,305
Oak Valley Place II, L.P.	Knox	IN	18	535,411	28,385	99	50	122,084	21,224	21,224	122,234
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	770,635	40,950	95	50	184,861	33,879	33,820	194,796
Oakwood Apartments, L.P.	Hannibal	MO	24	583,597	18,186	95	50	140,222	25,568	25,568	148,294
Old Oak Estates, L.P.	West Monroe	LA	37	1,249,885	39,570	99	50	306,274	56,902	56,902	327,716
Onion Creek, Ltd.	Buda	TX	32	825,571	44,561	95	50	199,101	35,728	35,728	205,257
Orchard Commons, Ltd.	Crab Orchard	KY	16	456,351	16,110	99	50	122,449	22,612	22,612	130,084
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,053,768	32,570	95	50	236,615	41,452	41,468	238,614
P.D.C. Twenty Two Ltd. Partnership	Cherry Valley	AR	20	737,463	22,970	95	50	171,475	32,150	30,416	175,536
Park Place East Associates	Muncy	PA	24	907,124	30,250	99	50	241,188	38,467	38,466	221,325
Park Place North Associates	Muncy	PA	16	607,069	32,300	99	50	146,836	27,863	27,862	160,380
Parkwood Associates, L.P.	Stateline	MS	24	673,441	20,920	99	50	164,700	31,229	31,229	179,764
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,073,396	57,700	95	50	262,777	48,853	48,852	281,332
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	711,145	37,500	99	50	178,638	32,501	32,501	187,083
Perry Apartments L.P.	Perry	MO	8	185,709	9,895	95	50	44,222	7,925	7,925	46,828
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,492,473	78,947	99	50	362,966	68,784	68,785	388,340
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	679,335	36,500	95	50	164,502	29,233	29,236	162,964
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	578,550	18,000	99	50	138,379	24,673	24,673	140,500
Regency Associates, Ltd.	Sumrall	MS	24	656,486	34,778	95	50	158,045	28,875	28,876	166,307
Reservoir Hill Limited Partnership V	Baltimore	MD	18	811,521	200	99	50	577,891	112,969	112,969	649,982
Reynolds & Assoc., N. Place III, L.P.	Calera	OK	16	442,807	23,500	95	50	106,464	18,868	18,492	102,851
Reynolds & Associates, First St., L.P.	Durant	OK	32	848,171	55,600	95	50	204,752	36,651	35,333	209,279
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,386,765	73,324	95	50	312,000	56,252	56,254	323,329
Ridgecrest Properties Ltd.	Bridgeport	AL	24	684,452	36,300	95	50	164,784	26,372	26,372	147,480
River View Apartments, L.P.	Canton	MO	8	71,532	9,950	99	50	21,494	4,048	3,885	22,467
Riverbend Apartments, Ltd.	Delta	LA	16	491,995	26,300	95	50	119,075	21,632	21,631	120,872
Rolling Meadow II L.P.	Greensboro	MD	26	995,848	53,000	99	50	244,480	44,527	44,528	253,532
Russell "September" Housing, L.P.	Russell	KS	12	326,665	17,400	95	50	78,492	15,383	15,384	88,673
Sacramento, Ltd.	Cloudcraft	NM	20	801,737	45,230	95	50	194,175	33,104	33,104	190,554
Shaker Housing Credit L.P.	Cleveland	OH	39	488,567	728,428	99	50	335,771	68,390	68,390	390,047
Sleepy Oaks Limited Partnership	West Branch	MI	12	315,153	25,265	95	50	82,239	13,829	12,632	72,101
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	506,854	22,220	99	50	125,254	23,736	22,778	131,132
Southeastern Associates, Ltd.	Hammond	LA	42	1,363,648	72,400	99	50	314,798	60,660	54,809	312,831
Southern Apartments Partnership	Iota	LA	20	595,440	32,759	95	50	142,358	26,675	26,629	153,369
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	743,164	55,537	99	50	183,090	34,021	34,020	195,947
St. Rose Associates, Ltd.	St. Rose	LA	24	769,617	40,150	99	50	182,093	35,956	35,956	205,375
Streamside Associates	Frankfort	NY	24	934,325	29,803	99	50	238,335	44,775	43,590	240,867
Sullivan Garden Apartments, L.P.	Sullivan	MO	23	297,428	9,275	99	50	80,933	15,273	14,656	85,098
Summer Place, Ltd.	St. Helen	MI	12	340,216	18,050	95	50	81,457	14,450	14,466	83,316
Sun Rise North Ltd.	Guntersville	AL	48	1,499,504	46,800	99	50	362,362	56,607	56,607	325,348
Sunrise Apartments L.P.	Milton	WV	12	382,975	77,000	95	50	82,532	13,669	14,244	80,838
Taft Gardens, Ltd.	Taft	TX	24	631,669	33,500	95	50	151,792	26,807	26,807	150,513
Taft Terrace, Ltd.	Taft	TX	32	842,223	44,700	95	50	202,669	37,635	37,633	216,914
Timberline Apartments	Wilburton	OK	24	627,915	33,400	95	50	151,443	27,722	27,723	159,667
Valley Limited, L.P.	Vevay	IN	24	700,682	22,500	99	50	128,592	24,892	24,891	143,286
Valley Place Associates	Elysburg	PA	32	1,298,433	67,200	99	50	311,318	58,283	58,283	328,468
Wayland Apartments, L.P.	Wayland	MO	8	192,147	10,211	95	50	45,771	8,166	8,166	48,056
West Meadow Apartments II, Ltd.	Geneva	AL	32	855,451	47,900	95	50	187,250	34,497	34,452	198,224
Wexford Associates	Littleton	ME	16	815,560	40,000	99	50	175,185	32,355	32,382	189,474
Willow Haven Apartments, L.P.	Delhi	LA	44	1,402,843	78,391	95	50	323,906	61,540	61,540	354,442
Wilson Lake Associates	Wilton	ME	34	1,627,875	85,900	99	50	400,896	76,574	76,574	440,776
Wolcott Associates	Alport	NY	40	1,449,610	77,936	99	50	353,080	67,142	62,766	366,969
Woodcrest Apartments, L.P.	Lafayette	TN	32	968,501	62,000	95	50	233,994	40,108	38,883	221,489
Housing Partners VI, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	24,922	5,813	5,813	17,488
Housing Partners VIII, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,873	2,758	2,758	8,247
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,972	2,568	2,568	7,795
Housing Partners XI, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	39,093	8,406	8,406	25,847
Housing Partners XII, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	10,988	10,988	33,217
Housing Partners XIII, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	29,603	5,397	5,397	16,106
Housing Partners XV, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,282	11,282	33,846
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	38,703	7,710	7,710	23,395
			3,600	$109,171,048	$6,945,607			$27,190,082	$5,042,182	$5,021,453	$28,589,752

Glossary

     Developers Original Equity - The amount of original capital contribution by the developer/general partner of the Operating Partnership.
     Tax Items - The Partnership's allocation percentage of tax items from the Operating Partnerships, including income, gain, loss, deduction and tax credits.
     Capital Events - The Partnership's allocation percentage of proceeds to be realized by the Operating Partnership upon the sale, refinancing, transfer or other disposal of all or a substantial portion of the assets of the Operating Partnership.
     Bayfield's Committed Capital Contribution - The amount of original capital contribution paid by the Partnership for its limited partnership ownership interest in the Operating Partnership.
     Approx. Avg. Annual Anticipated Federal Credits - The maximum amount of Tax Credits contracted by the general partners of the Operating Partnerships to the Partnership for the 10-year period which commenced over a three year period from 1987 through 1989.
     1995 LIHC Credits - The amount of Low Income Housing Credits ("LIHC") generated by the Operating Partnerships and allocated to the Partnership for the tax year ending 12/31/95.
     Accumulated LIHC (from Inception of Bayfield) - The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/95.

(The above list of Operating Partnerships does not include the Partnership's investment in several investor partnerships that own limited partnership interests in Operating Partnerships.)

               The following is additional information on certain Operating Partnerships which had operational or other financial problems either during or which contented during the Fiscal Year ended March 31, 1996:

 Shaker Housing Credit L.P.

               In the 1996 Fiscal Year, Shaker Housing Credit L.P. ("Shaker Housing"), an Operating Partnership, filed for protection under Chapter 11 of the federal bankruptcy laws, following the institution of foreclosure proceedings by its lender, despite advances from the Partnership of $52,000 in excess of the Partnership's capital commitment. This Operating Partnership's Project, Shaker Housing, located in Cleveland, Ohio, had experienced prolonged vacancies, attributable in part to the failure of its management company to maintain the apartments, and structural damage effectively eliminating one apartment. A new management company, Biskind Management, had been put in place by the Operating Partnership, which attempted to increase occupancy in order to enable the Operating Partnership to emerge from bankruptcy under a plan of reorganization; however, the bank holding the first mortgage on the Project obtained an order from the bankruptcy court allowing it to proceed with a foreclosure sale of the property. The Partnership determined that it was no longer economically feasible to incur further costs to attempt to save this Project. The Project was sold to the bank holding the first mortgage at a foreclosure sale. As a result of the foreclosure this Operating Partnership lost its interest in the Project.

               As a result of the loss of this Operating Partnership's Project the Partnership will not receive, or be entitled to, anticipated aggregate Tax Credits of $210,000 from 1996 to 1998. Further, Tax Credits of $163,000 were subject to recapture along with $61,000 in interest, that were passed through to the Limited Partners on their 1996 Schedule K-1. Limited Partners are not expected to be subject to any further tax recapture or interest and penalties with respect to the loss of this Project.

Alachua Villas, Ltd., Citrus Terrace, Ltd. and Lake City Village, Ltd.

               In the 1995 Fiscal Year, Megan Asset Management , as general partner of the Partnership, and the Partnership commenced an action in the Circuit Court of Alachua County, Florida as the sole limited partner of, and derivatively on behalf of, two Operating Partnerships, Lake City Village, Ltd. and Alachua Villas, Ltd., against John D. Carver ("Carver"), the general partner of these Operating Partnerships, and a management company affiliated with Carver, G & R Management Services, Inc. ("G & R"). The actions arose as a result of the acceleration by RD of the entire balance due on the mortgage against these Operating Partnerships. RD alleged various defaults under such Operating Partnership's loan agreements, promissory notes and mortgages with RD (the "RD Documents"), including failure to pay real estate taxes, failure to maintain account balances sufficient to pay current operating and maintenance expenses, failure to maintain adequate records and file required reports, and failure to correct deficiencies previously noted by RD during its supervisory visits to the housing projects.

               After extensive motion practice and discovery, on January 13, 1995, a settlement agreement was entered into providing for a designated representative of the Partnership (a company under common ownership and control with Megan Asset Management) to take over management of the affected Operating Partnerships and the replacement of Carver as general partner subject to the consent of RD

(which was obtained in December, 1995). This settlement agreement also provides for an audit of the two Operating Partnerships and Citrus Terrace Village Ltd., an Operating Partnership unaffiliated with Carver, but which G&R managed ("Citrus Terrace"). This audit uncovered possible claims of the two Operating Partnerships and Citrus Terrace against the defendants totaling $83,599, which amount was contested by Carver. Following a hearing on November 13, 1997, the Court ruled that it would enter summary judgment in favor of the Partnership against Carver in the amount of $78,599 together with interest from January 24, 1996. Thereafter Carver appealed the Court's entry of judgment in favor of the Partnership. After the filing of briefs and hearing the arguments the Circuit Court of Appeal, First District, State of Florida dismissed Carver's appeal and the judgment in favor of the Partnership became final. Subsequently, pursuant to the terms of the Settlement Agreement, the Partnership applied for an award of attorneys' fees, which has not been ruled upon by the Court. While the Partnership is making attempts to recover against Carver with respect to the judgment on behalf of the affected Operating Partnerships, there can be no assurance that any such amounts will be recovered by such Operating Partnerships.

               Further, in the 1996 Fiscal Year, in an attempt to recover upon its claims and the sums taken by Carver from the two Operating Partnerships, other than Citrus Terrace, the Partnership commenced a further action in the Circuit Court of Alachua County, Florida against Mercurio & Bridgford, P.A. and John J. Mercurio (together, "Mercurio"), who provided auditing services to each of Lake City Village, Ltd., Alachua Villas, Ltd. and Citrus Terrace, based upon their failure to report the improper payments made by John D. Carver, Jr.

               After a jury trial in the Circuit Court of Alachua County, Florida, in November, 1998, the jury reach a verdict that the defendants had not caused the Partnership's and Operating Partnerships' financial loss. Following the jury's verdict, defendants have sought $55,545 recovery for their costs and attorneys' fees against the Partnership. The Partnership and counsel to the Partnership do not believe the Partnership is obligated for defendants' cost and attorneys' fees and are defending against such claim by defendants. While there can be no assurance that the Partnership's defense of this claim will be successful, an award in favor of defendants on this claim will not materially affect the financial ability of the Partnership to continue its operations.

               In consideration of the Partnership's making loans of $24,655 and $25,310 in excess of its capital commitment to Lake City Village, Ltd. and Alachua Villas, Ltd. respectively, to enable them to pay certain outstanding real estate taxes in arrears, RD has not foreclosed on its mortgages to such Operating Partnerships and has restructured such mortgages to finance the payment of the balance of the past due real estate taxes and to permit such Operating Partnerships to remain in operation. This has permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and to avoid any recapture on Tax Credits taken in prior years. Had RD foreclosed on its loans and the Partnership lost its interest in Lake City Village, Ltd. and Alachua Villas, the Partnership would not have been entitled to aggregate Tax Credits of $392,300 through 1999, or approximately $196 per 0.05% of Limited Partnership Interest. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to these Operating Partnerships were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to these Operating Partnerships of $186,709 or approximately $93 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

               In addition to the above loans in excess of its capital commitment, during the fiscal year ending 3/31/98 the Partnership made an additional loan of $20,714 to Lake City Village to cover the cost of maintenance, which had been deferred by Carver, in an attempt to keep the units in this Project habitable and available for rent.

               While the Partnership has obtained a promissory note from each Operating Partnership and a security interest in the Operating General Partners' interests in each Operating Partnership, the repayment of the loans with accrued interest is subject to each Operating Partnership's having sufficient cash flow from operations to cover its ongoing operating expenses and fund the necessary reserves and RD's approval, there can be no assurance that any such amounts will be recovered from such Operating Partnerships.

               The Partnership has also paid professional fees on behalf of each Operating Partnership relating to the litigation against the former general partner and takeover and workout of these Operating Partnerships in the amount of $55,462 on behalf of Alachua Villas and $55,638 on behalf of Lake City Village. Said payments have been reflected as a note payable to the Partnership on the financial statements of each Operating Partnership. Any sums recovered by the Operating Partnerships from the judgment obtained against Carver, the former general partner, will be paid to the Partnership in reduction of these loans, subject to the then financial condition of each Operating Partnership.

               Also in the 1995 Fiscal Year, the Partnership commenced a further action in the Circuit Court of Highlands County, Florida on behalf of Citrus Terrace substantially similar to that described above, against George T. Wheeler ("Wheeler"), individually and as the general partner of Citrus and against Carver, as Trustee of G & R, and G & R , which management company was also managing the Project owned by Citrus Terrace. A substantially similar settlement agreement has been entered into and implemented in connection with and this litigation has also been settled, except for the recovery of the sum of approximately $5,000 in an unauthorized loan taken by Carver from Citrus Terrace. It is not likely going to be economically feasible for the Partnership to attempt to recover this latter sum against Carver with respect to such claim.

               In consideration of an affiliate of Megan Asset Management becoming the substitute general partner of Citrus Terrace, RD did not foreclose on its mortgage to Citrus Terrace, and it has restructured the mortgage to finance the payment of past due real estate taxes to permit this Operating Partnership to remain in operation, notwithstanding the damages suffered by it. This permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and to avoid any recapture on Tax Credits taken in prior years. If RD had foreclosed on its loans and the Partnership lost its interest in such Operating Partnership, the Partnership would not have been entitled to aggregate Tax Credits of $283,136 through 1999, or approximately $142 per 0.05% of Limited Partnership Interest. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to this Operating Partnership were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to this Operating Partnership of $115,731, or approximately $58 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

               The Partnership has also paid professional fees on behalf of Citrus Terrace relating to the litigation against the former general partner and the takeover and workout of this Operating Partnership in the amount of $57,098. Said payments have been reflected as a note payable to the Partnership on the financial statements of the Operating Partnership. As the repayment of the fees for professional services paid by the Partnership on behalf of Citrus Terrace is subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves and RD's approval, there can be no assurance that any such amounts will be recovered by this Operating Partnership.

Flambeau Village, L.P.

               The Partnership was made aware that the Internal Revenue Service (the "IRS") audited the 1993 and 1994 income tax returns for one of the Partnership's Operating Partnerships, Flambeau Village, L.P. ("Flambeau Village"), the owner of a 53 unit, mixed income, elderly Project (26 units of low income housing tax credit restricted tenants and 27 units of unrestricted market rate income tenants) located in Ladysmith, Wisconsin.

               Flambeau Village is the Partnership's largest single producer of tax credits with approximately $163,000 in annual tax credits. Accordingly, the Partnership engaged legal and tax counsel and tax credit compliance experts to review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code ("IRC"), meet with the IRS and actively monitor the situation. As a result of a meeting between the professionals engaged by the Partnership and the IRS , the Partnership was informally informed that the IRS had concluded that Flambeau Village had failed to meet the minimum set-aside and rent restriction tests of Section 42 of the IRC and therefore, it had not qualified for and was not entitled Tax Credits for any year. The IRS however did not issued a formal report at the time and its investigation and the Developer/General Partner's negotiations with the IRS continued.

               In view of the above, the Partnership made the decision not to allocate any of the approximately $163,000 of Tax Credits of Flambeau Village for 1996 to its Limited Partners in order to minimize or make a provision for potential recapture, penalties and interest if the IRS ultimately should disallow some or all of the previous allocated Flambeau Village Tax Credits. As no report from the IRS was forthcoming and the Developer/General Partner continued to negotiate with the IRS, the Partnership did allocate the approximately $163,000 of Tax Credits from Flambeau Village for each of 1997 and 1998 to its Limited Partners, although it had not allocated any of the 1996 Tax Credits from Flambeau Village to its Limited Partners.

               Subsequently, in connection with the IRS's criminal investigation of the activities of principals, former officers of or persons related to Flambeau Village's Developer/General Partner, the Partnership learned that one of the Developer/General Partner's principals and former officers pleaded guilty to charges filed by the IRS relating to other activities (not involving the IRS's audit of Flambeau Village's 1993 and 1994 tax returns) and was sentenced to and is serving a two year jail sentence.

               In connection with the actions of the Developer/General Partner with respect to Flambeau Village, the IRS by letter dated September 29, 1999, formally notified Flambeau Village that it had determined that Flambeau Village is not entitled to claim any tax credits for any year that the Project was in existence. Since 1989, the Partnership has received a total of $1,663,311 in Tax Credits in connection with its Limited Partnership interest in Flambeau Village. Of these tax credits, $1,482,898 have been allocated to the Limited Partners of the Partnership.

               Although there can be no assurance that the IRS will not seek to recapture all of the Tax Credits generated by Flambeau Village, other than for the years 1993 and 1994, the Partnership's counsel believes, after considering the IRS letter which reflects that no adjustments will be proposed by the IRS either at the partnership level or individual partner level for 1993 and 1994, absent a finding of fraud by the IRS with respect to the activities of the Developer/General Partner with respect to Flambeau Village, and the fact that the statute of limitations has run for years prior to 1993, that the IRS will not likely make any adjustment for the Tax Credits allocated by Flambeau Village to the Partnership and by the Partnership to its Limited Partners for the years 1989 through 1994. It is not known what position with respect to adjustments the IRS will take, if any, for the subsequent years, 1995, 1997 and 1998, for which Tax Credits were allocated to and passed through by the Partnership to its Limited Partners. No Tax Credits were passed through by the Partnership for the year 1996 and, in view of the above, the Partnership elected not to pass through Tax Credits allocated by Flambeau Village to it in the amount of $17,727 for the year 1999, which was the last year the Partnership was entitled to tax credits.

               If the IRS takes the subsequent position that adjustments will be proposed at the partnership level, or individual partner level, for the years 1995, 1997 and 1998 (i.e. those years not covered by the IRS's September 29, 1999 letter) or the years prior to 1993 for which Tax Credits were allocated to the Partnership and passed through to its Limited Partners, assuming that 100% of the Tax Credits so allocated to the Limited Partners relating to Flambeau Village were used by the Limited Partners, it is estimated that the Limited Partners would be subject to recapture of Tax Credits with respect to Flambeau Village of an estimated $385,000 or approximately $250 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

               As a result of the loss of the 1996 and 1999 Tax Credits not taken by the Partnership in the aggregate amount of $179,142 and the additional costs incurred by the Partnership of $117,815 to have its professionals review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code, meet with the IRS and actively monitor the situation. The Partnership is reviewing the likelihood of successfully pursuing a claim against and attempting to recover compensatory damages for such losses from the Developer/General Partner of Flambeau Village and any affiliate deemed responsible under the terms of Flambeau Village Operating Partnership agreement, the Partnership's Plan and common law. However, in the event a claim is filed there can be no assurance that any amounts will be recovered by the Partnership.

               In connection with its evaluation of the feasibility of pursuing a claim against the Developer/General Partner of Flambeau Village and any affiliate, the Independent Manager had an independent appraisal of the Project performed. The appraisal, dated as of January 4, 2000, showed an appraised value of $1,700,000. As of December 31, 1999, the Project had a mortgage payable of $1,603,455. Accordingly, the Project's appraised value appears to be only $96,545 above the Project's first mortgage loan.

               As the Partnership through its ownership of the limited partnership interests in Flambeau Village already owns a 50% interest in the equity of that Operating Partnership, should that Operating Partnership have a value, after offsetting other assets and other liabilities, of the net appraised value over the Project's mortgage or $96,545, the Developer/General Partner's 50% interest in the equity of the Operating Partnership would only be approximately $45,773. Accordingly, the Partnership will not commence an action to attempt to recover the damages the Partnership has suffered as a result of the breaches of the Operating Partnership Agreement by the Developer/General Partner of Flambeau Village, unless the Partnership can first determine the availability of other assets of the Developer/General Partner of Flambeau Village from which a damage award could be satisfied.

               As the repayment of the fees of $117,815 for professional services paid by the Partnership on behalf of Flambeau Village is subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which this Operating Partnership presently does not have and negotiations with or successful litigation against with the Developer/General Partner of Flambeau Village, there can be no assurance that any such amounts will be recovered by the Partnership.

Broadway Terrace of Drew, L.P., Longview Terrace, Ltd., and Pontotoc Ridge, Ltd.

               The sole operating general partner of three Operating Partnerships, Broadway Terrace of Drew, L.P., Longview Terrace, Ltd. and Pontotoc Ridge, Ltd. located in the state of Mississippi in which the Partnership owns the limited partnership interests, died during the fiscal year ended 3/31/1998. After several months of attempting to sell the deceased Operating General Partner's 5% general partner and 50% equity interests in these three Operating Partnerships, the estate of the deceased Operating General Partner advised the Partnership that it was abandoning its interest in the three Operating Partnerships. Thereupon, Megan Asset Management caused one of its affiliates to be appointed Operating General Partner of the three Operating Partnerships in an attempt to preserve the Partnership's interests therein. Two of the three Operating Partnerships, Broadway Terrace of Drew, L.P. and Pontotoc Ridge, Ltd., had severely underfunded reserves and were delinquent in several years real estate taxes and were subject to possible foreclosure by RD.

Broadway Terrace of Drew, L.P.

               At the time that an affiliate of Megan Asset Management began to manage Broadway Terrace of Drew it had severely under funded reserves and several years of delinquent real estate taxes. Further the Project had an entire building, containing 8 apartments, uninhabitable and unrentable due to severe vandalism, as a result of which RD commenced formal foreclosure proceedings. The Partnership engaged legal counsel on behalf of Broadway Terrace and was successful in stopping the foreclosure proceedings and getting RD to begin working with Megan Asset Management's affiliate to put a workout plan together toward saving the Project owned by this Operating Partnership. A workout plan is in the process of being negotiated and prepared.

Longview Terrace, Ltd.

               Although Longview Terrace, Ltd. was not delinquent on its real estate taxes, had the estate of the deceased Operating General Partner simply abandoned its general partnership interest in this Operating Partnership and an affiliate of Megan Asset Management not become the substitute general partner, the Project owned by Longview Terrace would likely have been subject to foreclosure by RD.

               In consideration of an affiliate of Megan Asset Management becoming the Operating General Partner of Longview Terrace, Ltd., RD has not foreclosed on its mortgage and is permitting this Operating Partnership to remain in operation. This permits the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and avoid recapture of previously taken and used Tax Credits.

Pontotoc Ridge, Ltd.

               In consideration of the Partnership's making a loan of $14,985 in excess of its capital commitment to Pontotoc Ridge , to enable it to pay certain real estate taxes in arrears, RD has not foreclosed on its mortgage to Pontotoc Ridge and is in the process of restructuring its mortgage loan to finance the payment of the balance of the past due real estate taxes and to permit this Operating Partnership to remain in operation. This permits the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and avoid recapture of previously taken and used Tax Credits.

               The Partnership has also paid professional fees on behalf of Broadway Terrace, Longview Terrace and Pontotoc Ridge, relating to the takeover and workout of these Operating Partnerships from the estate of the deceased Operating General Partner and successfully contesting the RD foreclosure proceedings with respect to Broadway Terrace in the amount of $121,674. As the repayment of the fees for professional services paid by the Partnership on behalf of these Operating Partnerships is subject to their having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which these Operating Partnerships do not currently have, and RD's approval, there can be no assurance that any such amounts will be recovered by such Operating Partnerships.

Oak Leaf Partnership, Ltd.

               Pursuant to a syndication agreement dated April 6, 1989 and an Amended and Restated Agreement and Certificate of Limited Partnership of Oak Leaf Partnership, Ltd., dated as of June 13, 1989 and filed June 8, 1990, in the office of the Secretary of State of Mississippi (the "Operating Partnership Agreement"), the Partnership, through its predecessor-in-interest, Clayton Estates Limited Partnership, one of the original 52 Debtor Investor Partnerships, acquired the sole limited partnership interest in Oak Leaf Partnership, Ltd. which was to own Purdy Apartments a 16 unit, scattered site (having buildings at more than one physical location), Project in Jackson, Mississippi. Purdy Apartments were awarded $134,980 of low income housing tax credits by the Mississippi Home Corporation on December 30, 1988. In accordance with the Operating Partnership Agreement and the Plan, the Partnership paid the Operating Partnership capital contributions totaling $62,090.

               The Partnership, including its predecessor-in-interest, was allocated Tax Credits and losses from 1989 through 1996. During the fiscal year ending March 31, 1996, the Partnership learned that Oak Leaf Partnership, Ltd. was not registered as a limited partnership with the Mississippi Secretary of State; that title to the various scattered sites was in the name of Paul W. Purdy, the general partner of Oak Leaf Partnership, Ltd. and not in the name of this Operating Partnership; a physical inspection revealed one of the lots on which one of the apartment buildings was to be located, did not exist; and that Paul W. Purdy had apparently sold the same ownership interest in Tax Credits and losses which he had sold to the Partnership to another, third-party limited partnership.

               Accordingly, by a Complaint for Damages and Injunctive Relief, filed in or about March, 1997, the Partnership commenced a lawsuit against Paul W. Purdy and Purdy Apartments Limited Partnership, in the Chancery Court of The First Judicial District of Hinds County, Mississippi.

               Subsequently, during the prosecution of the lawsuit, the Partnership confirmed what it had learned as a result of its investigation and further that defendant Paul W. Purdy was in ill-health and had no assets. After evaluating all of the findings and conferring with legal and tax counsel, the Partnership determined that it was not economically feasible to continue to pursue the lawsuit and the Partnership abandoned its recovery efforts and abandoned its interest in the Oak Leaf project.

               As a result of the foregoing, the Partnership lost its interest in this Operating Partnership, and the Partnership did not receive aggregate Tax Credits of $25,646 for 1997 and 1998, or approximately $13 per 0.05% of Limited Partnership Interest which it was entitled to receive. In addition, in view of the foregoing, the Partnership recaptured $40,156 in Tax Credits in 1997, along with $18,098 interest by passing both through to the Limited Partners on their 1997 Schedule K-1..

               The Partnership has also paid professional fees on behalf of Oak Leaf Partnership, Ltd relating to its investigation and the litigation against the former general partner of this Operating Partnership in the amount of $12,890. Said payments have been written-off by the Partnership as uncollectible.

Item 3. Legal Proceedings

               See discussion of applicable legal proceedings above in "Item 2. Properties" above.

               As discussed in Item 2 . Properties, above, a claim was filed against the Partnership for $55,545 by the defendants in the Mercurio litigation for reimbursement of their costs and attorneys' fees. The Partnership and counsel to the Partnership do not believe the Partnership is obligated for defendants' costs and attorneys' fees and are defending against such claim by defendants. While there can be no assurance that the Partnership's defense of this claim will be successful, an award in favor of defendants on this claim will not materially affect the financial ability of the Partnership to continue its operations.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

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

Approximate Number of Security Holders

               As of March 31, 2000, there were approximately 1,850 holders of Limited Partnership Interests.

Distributions

               An aggregate of $0, $1,030,421, and $516,901was distributed to Limited Partners for fiscal years ending March 31, 1996, March 31, 1995, and March 31, 1994, respectively, in the form of return of Partnership capital.

Item 6. Selected Financial Data

               The information set forth below presents selected financial data of the Partnership. Additional detailed information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
	For the Year Ended March 31, 1996	For the Year Ended March 31,1995	For the Year Ended March 31, 1994	For the Year Ended March 31, 1993	For the Year Ended December 31,1991
Interest income	$ 243,313	$ 164,178	$ 208,498	$ 229,328	$ 414,369
Other Income	40,891	-0-	-0-	-0-	-0-
	284,204	164,178	208,498	229,328	414,369

Equity in Losses of Operating Partnerships	(2,588,698)	(3,675,489)	(3,748,006)	(4,277,536)	(4,306,771)
Expenses	(361,305)	(673,971)	(788,926)	(1,617,498)	(2,063,449)
Net Loss Before Gain (Loss) on Sale of Auction Interest	(2,665,799)	(4,185,282)	(4,328,434)	(5,665,706)	(5,995,851)
Gain (Loss) on Sale of Auction Interests	-0-	-0-	-0-	(360,954)	27,863
Net Loss	$ (2,665,798)	$ (4,185,282)	$ (4,328,434)	$ (6,026,600)	$ (5,927,988)
Net Loss Before Sale of Auction Interests per 0.05% Partnership Interest	$ (1,333)	$ (2,093)	$ (2,164)	$ (2,833)	$ (2,978)
Net Loss per 0.05% Partnership Interest	$ (1,333)	$ (2,093)	$ (2,164)	$ (3,013)	$ (2,964)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 515	$ 258	$ 0	$ 0

Balance Sheet	As of March 31, 1996	As of March 31, 1995	As of March 31, 1994	As of March 31, 1993	As of December 31,1991
Total Assets	$ 6,166,549	$ 8,889,077	$ 13,217,016	$ 16,747,813	$ 21,818,117
Total Liabilities	$ 169,116	$ 323,869	$ 4,474,580	$ 11,929,470	$ 21,110,651
Partners' Capital	$ 5,997,432	$ 8,565,208	$ 8,742,436	$ 4,818,343	$ 707,466

(1) Effective October 1992, the Partnership changed its fiscal year-end for financial accounting purposes to March 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The Partnership was formed as of July 1, 1990, pursuant to the Plan. In 1992 its fiscal year-end for accounting purposes was changed to March 31, from December 31. The Partnership's fiscal year-end for tax purposes remains December 31.

Capital Resources

               The Partnership was formed pursuant to the terms of the Plan, which mandates the Partnership's material commitments for expenditures and the anticipated sources of funds needed to fulfill such commitments.

               Commencing in calendar 1995, although funds from certain other sources were received during the 1996 and 1995 fiscal years (see "Liquidity" below), the Partnership's primary source of funds became the annual distributions from the Operating Partnerships in which the Partnership has an interest, which has been negotiated at $750 per year, per Operating Partnership, provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations.

               The total amount due annually to the Partnership from the $750 distributions from the Operating Partnerships is $105,000. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. For the 1995 calendar year $49,000 of the distributions is outstanding and due to the Partnership. To the extent that such distributions or portion thereof are not paid in any year, the remainder accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.

               The Partnership also receives interest income on account balances.

               The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds from the sale or refinancing of its interest in the Operating Partnerships (the General Partner has actively begun exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships - see "Description of Business" above). There can be no assurance that such proceeds, if any, from the sale or refinancing of the remaining Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. Further there can be no assurance that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see "Liquidity" subsection "(f)" below), will ultimately yield an economic benefit to the Limited Partners.

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 1996, an aggregate of $1,385,793 was owed pursuant to the Investor Notes. These notes are considered past due. As of March 31, 1995, an aggregate of $1,627,012 was owed pursuant to the Investor Notes, of which $1,587,861 was payable by Limited Partners whose Investor Notes were past due. As of March 31, 1994, an aggregate of $6,675,237 was owed pursuant to the Investor Notes, of which $1,450,443 was payable by Limited Partners whose Investor Notes were past due.

               Other than the annual payment referred to above, the Partnership does not anticipate that it will receive material cash distributions from the operations of the Operating Partnerships, or that it will derive net cash from its operations generally. Aside from such payments, the Partnership does not have significant external sources of Capital Resources. All of the above-named sources of Capital Resources are being used to meet the operating expenses of the Partnership and to preserve and maintain the investment in its Projects.

Liquidity

               The Partnership's principal uses of funds are its operating expenses and, prior to December 31, 1994, (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at March 31, 1996 were $136,913 with respect to the Operating Partnerships. The remaining unpaid balances of such contractual obligations at March 31, 1995 were $214,847 and at March 31, 1994, $2,690,700 with respect to the Operating Partnerships and $1,577,000 with respect to the Secured Lenders. The Partnership also assumed certain accrued expenses pursuant to the Plan, of which $0 was outstanding as of March 31, 1996, $27,919 were outstanding as of March 31, 1995 and $194,527 were outstanding as of March 31, 1994. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 1996 Fiscal Year, the 1995 Fiscal Year and the 1994 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $241,219, $5,048,225, and $8,769,428 respectively, from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) $243,313, $164,178, and $208,498 respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan, and lockbox funds held by the Secured Lenders.

               For the 1996 Fiscal Year, 1995 Fiscal Year and 1994 Fiscal Year respectively, the uses of funds by the Partnership were as follows:

(a) $93,259, $2,480,404 and $4,207,139 respectively, for capital contributions to the Operating Partnerships;

(b) $-0-, $1,577,000 and $2,618,600 respectively, for principal payments on loans to the Secured Lenders;

(c) $-0-, $39,499 and $607,223 respectively, for interest payments primarily to the Secured Lenders;

(d) $188,621, $137,328 and $170,861 respectively, for professional fees which amounts for the 1996 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnerships, and collection actions against Limited Partners who defaulted on the payment of their Investor Notes; such amounts for the 1995 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnerships, and collection actions against Limited Partners who defaulted on the payment of their Investor Notes; such amounts for the 1994 Fiscal Year were attributable to professional costs related primarily to refinancing of Investor Notes and the related loans to the Secured Lenders, litigation and settlement with certain Operating Partnerships, collection actions against Limited Partners who defaulted on the payment of their Investor Notes, the preparation and filing of the final order under the Plan, and Investor Committee expenses;

(e) $188,086, $356,859, and $595,711 respectively, for operating expenses; and

(f) $-0-, $1,030,421, and $516,901 respectively, for the 1996 Fiscal Year, 1995 Fiscal Year and 1994 Fiscal Year, for payments as a return of capital made to the Limited Partners in accordance with the Plan.

               The distributions to Limited Partners included a full distribution for the 1995 Fiscal Year, and a partial distribution for the 1994 Fiscal Year. In Fiscal 1994, $516,901 of the $1,014,628 contemplated by the Plan to be distributed to the Limited Partners in such year. As permitted under the Plan and approved by the Investors Committee, undistributed amounts of $507,314 for the 1994 Fiscal Year, together with the entire $1,014,628 to have been distributed in the 1993 Fiscal Year, have been deferred and held in reserve or have been applied to meet the increased obligations of the Partnership.

               No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions. It is not presently anticipated that any such payments will be made. See, "Item 10. Directors and Executive Officers of the Registrant - Investors Committee".

               The net decrease in cash held by the Partnership amounted to $263,930 for the 1996 Fiscal Year, and a net increase in cash of $616,379 for the 1995 Fiscal Year, and $887,204 for the 1994 Fiscal Year. The Partnership currently anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until the end of the 15 year compliance period of the Operating Partnerships, years 2002-2004 depending upon when each placed its Project in-service (the General Partner has actively begun exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships - see "Description of Business" above). However, there can be no assurance in the future that the Partnership will be able to meet its obligations should the sale or refinancing extend beyond the originally anticipated 15 year period.

Results of Operations

               Expenses, comprised principally of depreciation expenses passed through to the Partnership from the Operating Partnerships, exceeded income, which is comprised principally of interest income, by $2,665,799 for the 1996 Fiscal Year, $4,185,282 for the 1995 Fiscal Year, and $4,328,434 for the 1994 Fiscal Year.

               As noted above under "Item 1. Business -- Description of Business", the Partnership's principal business is the maintenance of its interests in the Operating Partnerships, and the Partnership does not expect to make new investments or otherwise engage in additional activities. The Partnership's results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships or corporate transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

               It is estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated or still to be generated by the Partnership will aggregate approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. Further the production of such Tax Credits will take slightly longer than the ten years estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership. Such estimate is based on the following assumptions: (i) the Partnership will continue to use its available cash to attempt to preserve as much of its present portfolio of Projects as possible and will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships, (ii) the current applicability of the tax laws and regulations and current interpretations of such laws and regulations by the courts, remain unchanged, (iii) the occupancy of each of the Projects with qualifying individuals will continue substantially unchanged throughout the applicable Tax Credit compliance period, and (iv) no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group. In the tax year ended December 31, 1995, the Limited Partners were allocated approximately 5,020,000 in Tax Credits, or approximately $2,510 per 0.05% of Partnership Interest.

               Interest income increased by approximately 48% to $243,000 for the 1996 Fiscal Year from $164,000 for the 1995 Fiscal Year and is primarily due to the collection of late interest on defaulted Investor Notes. For the 1995 Fiscal Year, interest income decreased by approximately 21% from $209,000 interest income for the 1994 Fiscal Year, primarily due to the decrease in the amount of the Investor Notes outstanding. Due to the end of the investor pay-in period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes, there will be no material interest income for future periods from the Investor Notes.

               Equity in losses from Operating Partnerships was $2,589,000 for the 1996 Fiscal Year and $3,675,000 for the 1995 Fiscal Year, or a decrease of 30%. The decrease in losses from Operating Partnership is also caused by the limitation of recognizing losses under the equity method of accounting in which losses in excess of aggregate investment in each Operating Partnership are not recognized. As of March 31, 1996, losses from approximately 50% of the Operating Partnerships were not recognized on the Partnership's books of account for financial purposes as the aggregate losses were in excess of the Partnership's investments in the Operating Partnerships, however, for tax purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1's. There was a decrease for the 1995 Fiscal Year of approximately 2%, primarily as a result of fluctuation in the rental income, operating expenses and depreciation of such Operating Partnerships.

               Management fees paid decreased to $119,500 in the 1996 Fiscal Year from the 1995 Fiscal Year. This was a decrease in the Management fees of approximately $272,000 from the prior 1995 Fiscal Year. There was also a decrease of approximately $92,000 in the 1995 Fiscal Year from the 1994 Fiscal Year. The decreases were due to a decrease in Independent Manager's fee after the end of the investor pay-in period as of December 31, 1994, the elimination of the general partner fee, and the elimination of the investor billing fee.

               Professional fees of approximately $165,000 in the 1996 Fiscal Year included fees incurred in connection with the removal of the general partners of three of the Operating Partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes. Professional fees of approximately $179,000 in the 1995 Fiscal Year included fees incurred for the removal of the general partners of three of the Operating Partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes. Professional fees of approximately $178,000 in the 1994 Fiscal Year included fees related to the refinancing of Investor Notes and related loans to the Secured Lenders, and collection actions against defaulted Limited Partners.

               No interest expense was incurred in the 1996 Fiscal Year and all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year. Interest expense decreased by approximately 88% for the 1995 Fiscal Year from the 1994 Fiscal Year, this decrease was a result of the amortization in the principal of the loan balance and the decrease in the interest rate arising from the refinancing of the indebtedness to the Secured Lenders.

               Amortization of organization costs decreased 18% for the 1996 Fiscal Year from the 1995 Fiscal Year due to 1996 being the final year of amortization of all organization costs. Amortization of organization costs was unchanged for the 1995 Fiscal Year from the 1994 Fiscal Year.

               Other income of approximately $41,000 was recorded in the 1996 Fiscal Year and is a result of a collection of a bad debt and the write-off of an account payable that was recorded in a prior Fiscal Year.

               Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events is estimated at $1,850,000, subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see "Item 2. Properties" above) and any unpaid or accrued annual distributions due the Partnership (see "Capital Resources" above), against the sums due from the Operating Partnerships and reduced by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency.

               The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1995, 1994, and 1993 respectively, Limited Partners were allocated $5,020,191, $4,993,176, and $5,024,290 in Tax Credits, or approximately $2,510, $2,500, and $2,510 per 0.05% of Partnership Interest, respectively.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

               Not Applicable

 Item 8. Financial Statements and Supplementary Data.

               See Item 14 and Exhibit 12 for a list of the Partnership's Financial Statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None

PART III

 Item 10. Directors and Executive Officers of the Registrant.

               The Partnership has no directors or executive officers and has no employees of its own.

General Partner

               The sole General Partner of the Partnership is Megan Asset Management, Inc., whose mailing address is 1424 West Century Ave., Suite 102, Bismarck, ND 58501. Megan Asset Management, which is also the Independent Manager of the Partnership, is a Delaware corporation whose executive officers are Gary L. Maddock, Chairman and Secretary, and Paul J. Maddock, President and Treasurer. The shareholders of Megan Asset Management are Gary L. Maddock (25%), Michele Maddock (25%), and Paul J. Maddock (50%).

               Except as limited by the Partnership Agreement, by the Plan or by the Management Agreement, the General Partner shall have full, exclusive and complete discretion in the management and control of the Partnership.

The Independent Manager

               In view of the need to have an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership, a Management Agreement between the Partnership and the Independent Manager was entered into and provides for the Independent Manager to conduct and manage, on the Partnership's behalf, the Partnership's operations in connection with, among other things, collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan. (See "Item 1. Business - Organization" above) Even after the merger of both the General Partner's and Independent Manager's rights and obligations into Megan Management, and subsequently Megan Asset Management, the Management Agreement was kept in place because it outlined the compensation and duties to be performed more specifically than did the Partnership Agreement. The compensation of the Independent Manager is set forth under "Item 11. Executive Compensation."

               Gary L. Maddock, 60, Chairman of Megan Asset Management, is a real estate attorney, CPA and licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July, 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent law practice, he has represented owner/developers of projects ranging from a proposed $100 million Caribbean hotel, marina and condominium development to a 250-room urban hotel and conference center to a proposed $15 million residential waterfront development on Long Island, New York. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low income families and the elderly. He has been engaged in and continues to be engaged in the practice of law and has performed professional services for the Partnership and others; see "Item 13. Certain Relationships and Related Transactions".

               Paul J. Maddock, 48, President of Megan Asset Management, has been with the Independent Manager for nine years. Paul Maddock spends about 70% of his time working on and overseeing the management of the Partnership. He is a CPA and was formerly a tax manager for a regional CPA firm.

The Investors Committee

               Pursuant to the Plan, the Investors Committee performs an oversight role in connection with the approval of the deferral of distributions to be made to the Limited Partners and the use thereof to pay costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit and to maintain its investment in the Projects (see items "Capital Resources" and "Liquidity" above). The Investors Committee does not perform any management functions with respect to the Partnership. All but one of the current members of the Investors Committee are direct or indirect holders of an Interest in the Partnership.

               The members of the Investors Committee are as follows:

               Fran Hoaglund, Chair, 57. President of Tax Equity Associates for the past 10 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.

               David Apple, 45. President of David Apple, Ltd. (certified public accountants) for the past 10 years. CPA for more than 15 years. Holder of an Interest.

               James Linna, 60. President of First Midwest Securities, Inc. and President of First Midwest Insurance Services, Inc. for the past five years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 20 years. Holder of an Interest.

               Joseph Schwartz, 33. Treasurer of Gregory Schwartz & Co. since 1991. Prior thereto Mr. Schwartz was employed as a certified public accountant with Arthur Andersen & Co. (1989-1991) and Plante & Moran (1988), following his graduation from the University of Notre Dame in 1988.

               William Walczak, 58. CPA for the past 20 years and currently a member of the accounting firm of MacDonald & Walczak, CPAs, LLC. Holder of an Interest.

The Developer Class Representative

               The Developer Class Representative is ERC Properties, Inc. located in Fort Smith, Arkansas which was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships' bankruptcy proceedings (see "Item 1. Business" above) and continues to represent the approximately 139 Operating Partnerships. Pursuant to the Plan, the Developer Class Representative had and continues to have many responsibilities including but not limited to performing an oversight role in connection with the each Debtor Investor Limited Partnership's right to commence any action to avoid or recover any Pre-Petition transfer of property; negotiate with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing 2000 which shall not exceed $750; file any financing statement (without a Debtor Investor Limited Partnership's or the Master Limited Partnership's signature) which is reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan; it is be deemed to be a holder in due course of the Unfinanced Notes; is directed to execute and record any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.

               The Developer Class Representative is to be exculpated from any and all liability that may arise out of any action or inaction by the Developer Class Representative under the Plan and Management Agreement unless caused by his gross negligence or willful misconduct.

               For its services, the Developer Class Representative is paid $15,000 per year by the Partnership.

Item 11. Executive Compensation.

               The following table shows compensation for management services rendered in all capacities to the Partnership by Megan Asset Management, Inc. as Independent Manager during the periods indicated.

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Fiscal Year Ended	Fee	All Other Compensation (2)
Megan Asset Management, Inc. -	3/31/96	$ 153,287	$ 10,727
Independent Manager (1)	3/31/95	$ 390,989	$ 5,159
	3/31/94	$ 483,000	$ 29,394

 (1) The Independent Manager for periods prior to January 1, 1993 was Megan Management, a company under common ownership and control with Megan Asset Management. Megan Management assigned its rights and obligations as Independent Manager to Megan Asset Management as of December 31, 1992.

(2) Consists of payment for reimbursement of expenses, and services rendered other than pursuant to the Management Agreement.

Compensation of the Independent Manager

               Commencing in calendar year 1995, the Independent Manager, under the Management Agreement, is entitled to receive $119,500 annually, plus $30,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1995 through 1998. Prior to calendar 1995, the Independent Manager was entitled to receive $396,000, plus $40,000 per year to cover the cost of preparation of tax returns and financial statements and $75,000 in relation to investor billings due to the Secured Lender refinancing. Commencing with calendar year 1999, the Independent Manager will be entitled to an annual base fee of $119,500, together with an additional $30,000 to cover the cost of preparation of tax returns and financial statements, less $750 for each Operating Limited Partnership in which the Partnership ceases to own the limited partnership interest during 1999 and thereafter. The foregoing is in lieu of payment to the Independent Manager of amounts pursuant to the Plan sections 6(6)(c) (providing for annual payment from each Operating Partnership to the Partnership of $750 for each of the years 1995 through 1999) and 6(6)(d) (providing for annual payments from each Operating Partnership to the Partnership of an amount to be negotiated but not to exceed $750 for each year commencing with the year 2000) of the Plan.

               The Independent Manager is also entitled to receive an amount equal to 50% of any distributions with respect to Capital Events originally payable to Continental Construction Management Corporation, a subsidiary of First American, under the Plan ("Continental Construction") and the Independent Manager is to pay to the Partnership an amount equal to 25% of gross fees, if any, earned by it or its Affiliates directly from any of the Operating Partnerships (not including amounts owed to the Independent Manager pursuant to the Management Agreement).

               The total amount originally due to Continental Construction, with 8% interest as provided in the Plan, as of June 30, 2000 is $4,253,000, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager and 50% is due to the Partnership). With respect to the above 25% of gross fees earned from any of the Operating Partnership, there were no such amounts due or owing to the Partnership for this reporting period. Subsequent to this reporting period, an aggregate of $1,125 and $1,600 was due and paid to the Partnership by the Independent Manager for fiscal periods ending March 31, 2000, and March 31, 1999, from fees earned by it or its Affiliates directly from the Operating Partnerships.

               The Management Agreement also provides for the Partnership to indemnify the Independent Manager and its officers, directors and employees against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct.

Compensation of the General Partner

               Prior to December 31, 1994, pursuant to the Settlement Agreement, the General Partner was entitled to $10,000 per month ($120,000 per year) for performing the day-to-day obligations and duties as the general partner of the Partnership through December 31, 1994. Thereafter, the General Partner was to receive no additional amounts payable by the Partnership for the performance of such functions during the remaining term of the Partnership, except as otherwise provided in the Plan. If any such additional compensation is requested by the General Partner it will be subject to competitive bidding. No such additional sums have been paid or requested by the General Partner.

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $100 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $4,900, $4,535, and $7,641 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 1996, March 31, 1995, and March 31, 1994. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

               No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.

Item 13. Certain Relationships and Related Transactions.

Development and Consulting Activities

               Megan Management entered into a joint venture agreement with ERC Properties of Oklahoma, Inc., a company affiliated with ERC Properties, Inc., the Developer Class Representative under the Plan, for the identification, development and syndication of new projects intended to generate Tax Credits. This joint venture agreement was terminated in 1994. The Independent Manager does not presently intend to acquire on behalf of the Partnership any interest in any projects in which it is involved in the development.

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. The Partnership paid Gary L. Maddock P.C. approximately $46,400 in legal fees and expenses related to legal services rendered to the Partnership, during the 1996 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $31,500 in accounting fees during the 1996 Fiscal Year related to tax return services rendered to approximately 60 Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules

Reports of Independent Accountants

Balance Sheets as of March 31, 1996 and March 31, 1995

Statements of Operations for the fiscal year ended March 31, 1996, March 31, 1995, and March 31, 1994

Statements of Changes in Partners' Capital for the fiscal year ended March 31, 1996, March 31, 1995, and March 31, 1994

Statements of Cash Flows for the fiscal year ended March 31, 1996, March 31, 1995, and March 31, 1994

Notes to Financial Statements as of March 31, 1996, March 31, 1995, and March 31, 1994

(b) Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

*2a Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2a(i) Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2a(ii) Order Amending Confirmation Order, dated October 3, 1990.

*2b Order Clarifying Joint Plan dated December 11, 1990.

*2c Order Modifying Joint Plan entered March 6, 1991.

*2c(i) Order Amending Confirmation Order, dated April 8, 1991.

*2d Second Order Modifying Joint Plan entered June 22, 1992.

*2e Final Decree, dated May 20, 1993.

*3a Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4a Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*10a Amended and Restated Management Agreement dated as of December 23, 1991.

*10b Form of Partnership Interest Security Agreement with Developer.

*10c Form of Unfinanced Note Security Agreement with Developers.

*10d Form of Loan and Security Agreement.

*10e Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10f Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

12 Report of Independent Accountants, Financial Statements and Notes thereto

*28a Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28b Investor Notes.

*28c Agreements and Certificate of Limited Partnership of the Operating Partnerships.

(c) Reports on Form 8-K

None

_________________________

* Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: October 9, 2000	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager/General Partner By: /s/ Gary L. Maddock Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.
Dated: October 9, 2000	By:/s/ Gary L. Maddock Chairman and Director, (Principal Executive Officer) Megan Asset Management, Inc.

Dated: October 9, 2000	By:/s/ Paul J. Maddock President and Director, (Principal Accounting Officer) Megan Asset Management, Inc.

Dated: October 9, 2000	By:/s/ Michele Maddock Director, Megan Asset Management, Inc.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

March 31, 1996

Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1996

CONTENTS:

[LETTERHEAD OF]
Smith & Radigan

INDEPENDENT AUDITORS' REPORT

To The Partners
Bayfield Low Income Housing Limited Partnership

We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 1996 and March 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1996, 1995 and 1994.  These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 147 of the 149 Operating Partnerships in 1996, 149 of the 150 Operating Partnerships in 1995, and 152 Operating Partnerships in 1994 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 49 in 1996, 46 in 1995 and 49 in 1994 of these Operating Partnerships were audited by other auditors whose reports have been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 20.8 percent and 26.6 percent of the Master Limited Partnership's total assets at March 31, 1996 and March 31, 1995, respectively, and 45.8, 38.8 and 40.1 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1996, March 31, 1995 and March 31, 1994.

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

The financial statements of 98 of the Operating Partnerships in 1996, 103 of the Operating Partnerships in 1995, and 103 of the Operating Partnerships in 1994 were not audited. These investments comprised 43.4 percent and 47.5 percent of the Master Limited Partnership's total assets at March 31, 1996 and March 31, 1995, respectively, and 51.3 percent, 50.6 percent and 46.5 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1996, March 31, 1995 and March 31, 1994. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 98 Operating Partnerships in 1996, 103 Operating Partnerships in 1995, and 103 Operating Partnerships in 1994 referred to in the preceding paragraph been audited, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 1996 and March 31, 1995, and the results of its operations and its cash flows for the years ended March 31, 1996, March 31, 1995 and March 31, 1994, in conformity with generally accepted accounting principles.

/s/ Smith & Radigan
Atlanta, Georgia
August 29, 1996

Balance Sheets BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
ASSETS
	March 31,
	1996	1995
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$ 3,958,955	$ 6,587,819
OTHER ASSETS:
Cash	1,959,430	2,223,360
Lockbox and other restricted deposits	-0-	1,556
Advances to operating partnerships	248,163	58,369
Organization costs	-0-	17,973
	$ 6,166,548	$ 8,889,077

LIABILITIES AND PARTNERS' CAPITAL
	March 31,
	1996	1995
Accounts payable and accrued expenses	$ 32,203	$ 109,022
Contributions payable to operating partnerships	136,913	214,847
	169,116	323,869
Partners' capital
Limited partners	7,383,192	10,192,176
General partner	33	44
Subscriptions receivable	(1,385,793)	(1,627,012)
	5,997,432	8,565,208
	$ 6,166,548	$ 8,889,077

The Notes to Financial Statements are an integral part of these Statements.
Statements of Operations BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the Year Ended March 31,
	1996	1995	1994
Income:
Interest income	$ 243,313	$ 164,178	$ 208,498
Other income	40,891	-0-	-0-
	284,204	164,178	208,498

Equity in losses of operating partnerships	(2,588,698)	(3,675,489)	(3,748,006)
Expenses:
Management fees	119,500	390,989	483,000
Professional services	165,245	178,956	178,454
Interest	-0-	31,722	255,836
Amortization	17,973	21,944	21,942
Other expense (income)	58,587	50,360	(150,306)
	361,305	673,971	788,926
Net loss	$(2,665,799)	$(4,185,282)	$(4,328,434)
Net loss allocated to General Partner	$ (11)	$ (17)	$ (17)
Net loss allocated to limited partners	$(2,665,788)	$(4,185,265)	$(4,328,417)
Net loss per .05% limited partnership interest	$ (1,333)	$ (2,093)	$ (2,164)

The Notes to Financial Statements are an integral part of these Statements.
Statements of Changes in Partners' Capital BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	Limited Partners	General Partners	Subscriptions Receivable	Total
Partners' capital March 31, 1993	$20,262,930	$ 78	$(15,444,665)	$ 4,818,343
Net loss for the year ended March 31, 1994	(4,328,417)	(17)	-0-	(4,328,434)
Distributions	(516,901)	-0-	-0-	(516,901)
Collections and adjustments	-0-	-0-	8,769,428	8,769,428

Partners' capital March 31, 1994	15,417,612	61	(6,675,237)	8,742,436
Net loss for the year ended March 31, 1995	(4,185,265)	(17)	-0-	(4,185,282)
Distributions	(1,030,421)	-0-	-0-	(1,030,421)
Collections and adjustments	(9,750)	-0-	5,048,225	5,038,475

Partners' capital March 31, 1995	10,192,176	44	(1,627,012)	8,565,208
Net loss for the year ended March 31, 1996	(2,665,788)	(11)	-0-	(2,665,799)
Repurchase of limited partnership unit	(18,500)	-0-	-0-	(18,500)
Collections and adjustments	(124,696)	-0-	241,219	116,523

Partners' capital March 31, 1996	$ 7,383,192	$ 33	$ (1,385,793)	$ 5,997,432

The Notes to Financial Statements are an integral part of these Statements.
Statements of Cash Flows BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS
	For the Year Ended March 31,
	1996	1995	1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,665,799)	$(4,185,282)	$(4,328,434)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in losses of Operating Partnerships	2,588,698	3,675,489	3,748,006
Amortization	17,973	21,944	21,942
Decrease (increase) in other assets	(188,237)	1,294,240	579,540
Decrease in accounts payable and accrued expenses	(76,821)	(97,857)	(595,638)
Total adjustments	2,341,613	4,893,816	3,753,850
Net cash provided (used) by operating activities	(324,186)	708,534	(574,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions paid to Operating Partnerships	(37,767)	(2,523,209)	(4,207,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions received	116,523	5,038,475	8,769,428
Payments to secured lenders	-0-	(1,577,000)	(2,618,600)
Distributions	-0-	(1,030,421)	(516,901)
Repurchase of limited partnership unit	(18,500)	-0-	-0-
Net cash provided by financing activities	98,023	2,431,054	5,633,927

NET INCREASE (DECREASE) IN CASH	(263,930)	616,379	887,204
CASH BALANCE, BEGINNING OF YEAR	2,223,360	1,606,981	719,777
CASH BALANCE, END OF YEAR	$ 1,959,430	$ 2,223,360	$ 1,606,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -0-	$ 39,500	$ 396,542

The Notes to Financial Statements are an integral part of these Statements.

Note A - Organization

Bayfield Low Income Housing Limited Partnership (the "Master Limited Partnership") was organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 debtor investor limited partnerships ("the Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as amended by an Order Clarifying the Joint Plan dated December 11, 1990 and an Order Modifying the Joint Plan entered March 6, 1991 or as may have been otherwise amended or modified by orders settling litigation with non-electing Developers with respect to those Developers or their Operating Partnerships (the "Plan").

The Master Limited Partnership was created under the Plan as the entity into which all of the assets and liabilities of the fifty-two Debtor Investor Partnerships were "rolled-up" as of July 1, 1990 and after which their assets and businesses would be managed.

The fifty-two Debtor Investor Partnerships were the following Delaware limited partnerships:

Arlington Estates Limited Partnership, Barrington Estates Limited Partnership, Bayfield Estates Limited Partnership, Beechfield Estates Limited Partnership, Birchfield Estates Limited Partnership, Blakefield Estates Limited Partnership, Brighton Estates Limited Partnership, Brookline Estates Limited Partnership, Candle Ridge Estates Limited Partnership, Canterbury Estates Limited Partnership, Carlysle Estates Limited Partnership Cherrywood Estates Limited Partnership, Chesterfield Estates Limited Partnership, Clarkson Estates Limited Partnership, Clayton Estates Limited Partnership, Cloverfield Estates Limited Partnership, Copperfield Estates Limited Partnership, Crescent Estates Limited Partnership, Deerfield Estates Limited Partnership, Delafield Estates Limited Partnership, Edenfield Estates Limited Partnership, Emerald Estates Limited Partnership, Everest Estates Limited Partnership, Evergreen Estates Limited Partnership, First Estates Limited Partnership, Glenwood Estates Limited Partnership, Greenfield Estates Limited Partnership, Greenwood Estates Limited Partnership, Harborfield Estates Limited Partnership, Holly Estates Limited Partnership, Hunter Estates Limited Partnership, Kehrs Mill Estates Limited Partnership, Littlefield Estates Limited Partnership, Livingston Realty Investors Limited, Meadowfield Estates Limited Partnership, Mitchellfield Estates Limited Partnership, Northfield Estates Limited Partnership, Norwich Estates Limited Partnership, Oleander Estates Limited Partnership, Pine Hollow Estates, A Delaware Ltd. Partnership, Plainfield Estates Limited Partnership, Plantingfield Estates Limited Partnership, Redwood Estates Limited Partnership, Rosewood Estates Limited Partnership, Sagewood Estates Limited Partnership, Southfield Estates Limited Partnership, Springfield Estates Limited Partnership, Summerfield Estates Limited Partnership Sycamore Realty Investors Limited Partnership, Walnut Estates Limited Partnership, Wilshire Estates Limited Partnership, Wynnfield Estates Limited Partnership.

Each of the Debtor Investor Partnerships was organized as a Delaware limited partnership by First American Holdings, Inc. First American Holdings, Inc. a Delaware corporation, (sometimes referred to herein as ("First American") was the sole general partner of each of the Debtor Investor Partnerships and general partner of the Master Limited Partnership. Each Debtor Investor Partnership was formed to acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which was expected to develop, own and operate a multi-family apartment complex for low to moderate income tenants (the "Projects").

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

As a result of adverse economic conditions and increased competition, the Debtor Investor Partnerships were placed under the protection of Chapter 11 of the Bankruptcy Code. Principal provisions of the plan of reorganization, as approved July 1990 and amended ("the Plan"), follow:

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

(b) Allowed Claims (or those portions of Allowed Claims) which represent the amounts to be reimbursed to the Operating Partnerships (or the general partners thereof) in connection with the filing of an amended partnership agreement for such Operating Partnership prior to the filing of the Petitions; and

(c) Allowed Claims (or those portions of Allowed Claims) which represent the amounts to be paid to Investors in connection with checks which were issued to Investors prior to the filing of the Petitions. Each holder of an allowed claim in such class received payment in full at Confirmation of the Plan; provided, however, that if the aggregate total of Allowed Claims of this Class exceeded $55,000, each member of the Class received a prorata share of $55,000 based on the amount of its Allowed Claim.

(5) Pre-Petition Legal Class consists of all Allowed Claims held by Stairs, Dillenbeck, Kelly & Merle, attorneys, against a Debtor Investor Partnership for services rendered prior to the filing of the Petition of such Debtor Investor Partnership and not in connection with the Chapter 11 cases of the Debtor Investor Partnerships. Each holder of an Allowed Claim in such class received payments in full of its allowed claim in ten equal semiannual installments commencing July, 1990.

(6) Fidelity Class consists of all Allowed Claims held by Fidelity Management Corporation, an affiliate of First American, or any broker or dealer whose Claim arises out of the sale of a limited partnership interest in a Debtor Investor Partnership. Holders of the Fidelity Class Allowed Claims shall received ten semiannual payments of $69,237 each commencing in July, 1990.

(7) First American Class consists of all Allowed Claims (but not interests) held by First American against a Debtor Investor Partnership. Each holder of a First American Class allowed claim shall receive:

(a) Three semiannual payments of $66,667 commencing upon confirmation of First American's plan of reorganization.

(b) Additional amounts, if any, pursuant to Article 15 of the Plan. ("Payments from Capital Events") (Note I). Such amounts will only be paid after payment in full of amounts due from such monies to the Secured Lender Class and Developer Class, and payments have been made to the Investor Class equal to: twenty percent (20%) of its net capital invested; plus interest at a rate of ten percent (10%) per annum from December 31, 1994; plus an additional one hundred percent (100%) of its net capital invested.

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

Pursuant to Articles 14 and 15 of the Plan, Investors are entitled to receive additional payments based on proceeds from capital events and other specified conditions. (Note H.)

(9) General Partner Class consists of all interests held by First American in a Debtor Investor Partnership. The holder became the general partner of the Master Limited Partnership and was entitled to certain payments from the proceeds of capital events pursuant to Article 15 of the Plan. (Note H.)

An order modifying the Plan was entered on March 6, 1991. Under such modification, the Master Limited Partnership, on the written consent of the Investor Committee, may defer payments otherwise to be made to the Investors semi-annually as a return of capital, and use such monies to make payment to the developers or for other costs and expenses for the administration or operation of the Master Limited Partnership or to purchase interests in additional limited partnerships which own, or are intended to own, projects which are intended to qualify for LIHC (including the payment of any costs or expenses incurred in connection with such purchases).

Pursuant to an agreement entered into in December 1991, as amended, First American withdrew as the General Partner of the Master Limited Partnership, subject to the consent of the Limited Partners of the Master Limited Partnership. In connection therewith, First American received a total of $434,968 for the transfer or release of all rights or economic benefits owed by the Master Limited Partnership to First American or its subsidiaries and in full settlement of any outstanding claims. Megan Management Company ("Megan"), the Independent Manager, agreed to become or have an entity under common control with it become General Partner of the Master Limited Partnership in place of First American subject to the approval of the Limited Partners; pending receipt of such approval, First American immediately relinquished to the Independent Manager any remaining management powers and responsibilities as well as all of its rights to income tax items related to its one percent ownership interest in the Master Limited Partnership from January 1, 1991 to December 22, 1991. These tax items were allocated on a prorata basis to the remaining partners. Megan Asset Management, Inc. ("Megan Asset") assumed the one percent ownership interest of First American as of December 31, 1991, subject to the approval of the Limited Partners. The agreement also provided for an increase in the Independent Manager's fees in compensation for the additional duties that it had been performing and would perform pursuant to the agreement of $35,000 at closing (December 31, 1991) to cover its takeover costs and $10,000 per month on the first day of every month subsequent to closing through December 31, 1994, the right to receive an amount equal to one-half of the distributions with respect to capital events previously payable to Continental Construction Management (Note H) and would pay to the Master Limited Partnership an amount equal to twenty-five percent of gross fees, if any, earned by it or its affiliates directly from any of the Operating Partnerships and for an extension of the term of the management agreement.

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

With the agreed withdrawal of First American and the transfer of all of its rights and responsibilities to the Master Limited Partnership and Megan, maintaining the Independent Manager and General Partner as separate entities was no longer necessary. Accordingly, as of December 31, 1992, Megan assigned to Megan Asset and Megan Asset assumed all of the rights, powers and obligations of the Independent Manager of the Master Limited Partnership. Gary L. Maddock, then President and sole shareholder of both corporations, reaffirmed his personal guarantee of the performance of the Management Agreement by Megan Asset.

Note B - Significant Accounting Policies - Investments in Operating Limited Partnerships

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

Organization Costs

Organization costs were amortized over five years ending in 1996 using the straight-line method.

Income Taxes

No provision has been made for income taxes in the financial statements, as the partners' shares of the results of the Master Limited Partnership's operations are included in their respective income tax returns. Losses, which were previously allocated one percent to the General Partner and ninety-nine percent to the Limited Partners, will now, pursuant to the agreement of December 1991, as amended, be allocated to all of the Partners in proportion to the outstanding positive balances of their respective capital accounts until their respective capital accounts are reduced to zero. After capital accounts have been reduced to zero, further losses and LIHC's would be allocated one percent to the General Partner and the remaining ninety-nine percent to all Limited Partners.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that, except as otherwise disclosed herein, the aggregate fair value of all financial instruments at March 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note C - Cash and Restricted Deposits

Cash included $1,959,430 at March 31, 1996 and $2,223,360 at March 31, 1995 on deposit with Chemical Bank. Additional funds were held in various restricted accounts with secured lenders as follows:

	March 31,
	1996	1995
Lockbox account at Norwest Bank	$ -0-	$ 1,556

Under the terms of the agreements with the secured lenders, the majority of the investors remitted their capital contribution installment note payments to the appropriate secured lender. The lender then applied the installments collected against the scheduled debt service on the Master Limited Partnership's notes payable, which were paid in full during the year ended March 31, 1995 (Note G), and remitted overages, if any, to the Master Limited Partnership. Amounts in lockboxes as of March 31, 1995 represented collections of the investors' capital contribution installments which had not yet been transferred to the Master Limited Partnership's cash accounts.

Note D - Investment in Operating Limited Partnerships

A summary of the Master Limited Partnership's investments in Operating Partnerships accounted for on the equity method as of March 31, 1996 and March 31, 1995 (Note B) is as follows:
At March 31, 1996
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AMF RRH, Ltd.	$ 318,000	$ 84,977	$ (304,298)	$ 98,679	$ -0-
Baker Heights II Ltd.	204,002	53,782	(245,925)	11,859	-0-
Bayshore North Apts-IV	314,405	83,796	(309,509)	88,692	-0-
Blades Limited Partnership	266,431	70,838	(337,269)	-0-	-0-
Broadway Terrace, Ltd.	226,823	60,864	(287,687)	-0-	21,450
Cedar Grove Apts.	282,782	77,001	(359,783)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(242,554)	-0-	2,900
Diamond Court II LP	234,129	63,419	(260,802)	36,746	-0-
Donaldsonville Seniors	298,823	79,316	(313,987)	64,152	-0-
Elmwood Estates	295,860	79,205	(375,065)	-0-	-0-
First Street Apts.	324,157	85,344	(268,128)	141,373	-0-
Forest Park Apts*	215,330	55,915	(271,245)	-0-	-0-
Franklin Vista II	166,138	43,640	(209,778)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(306,383)	67,064	-0-
Greenleaf Gardens	217,714	57,187	(266,000)	8,901	-0-
Hickory Square Apts.	94,754	24,889	(119,643)	-0-	-0-
Hilltop Manor Apts.	216,667	56,761	(273,428)	-0-	-0-
Hitchcock Housing	270,750	71,118	(297,647)	44,221	-0-
Joaquin Apts.	295,621	78,653	(372,635)	1,639	-0-
Lakecrest Apts.	315,954	85,773	(240,788)	160,939	-0-
Lakeview Estates	247,760	65,845	(313,605)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(229,525)	-0-	-0-
Las Rosas II, Ltd.	264,635	70,012	(313,332)	21,315	-0-
Laurel Wood-Capital	205,867	65,524	(182,036)	89,355	-0-
Lead Bayou, Ltd.	212,000	55,686	(235,384)	32,302	-0-
Lillie Mae's Retirement	228,252	58,149	(286,401)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(326,663)	-0-	-0-
Many Seniors Apts.	259,900	62,094	(321,994)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(260,755)	114,421	-0-
New Caney Oaks	226,492	60,543	(257,534)	29,501	-0-
Oakdale-T F Management	249,384	65,506	(314,890)	-0-	-0-
Old Oak Estates	184,856	48,556	(233,412)	-0-	-0-
Onion Creek	305,524	80,449	(355,484)	30,489	-0-
PDC Eighteen LP	196,521	52,298	(248,819)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(270,609)	25,745	-0-
Pecanwoods Apts. III, Ltd.	262,777	69,024	(331,801)	-0-	-0-
Pocomoke Villas Ltd.	176,638	46,923	(223,561)	-0-	-0-
Ridge View Apts.	359,216	95,341	(454,557)	-0-	-0-
Rolling Meadow II L.P.	240,370	64,218	(271,065)	33,523	-0-
Southeastern Assoc.	314,798	82,688	(392,956)	4,530	-0-
Sun Rise Apts. North	352,063	95,182	(416,284)	30,961	-0-
Taft Gardens	151,792	39,871	(191,663)	-0-	-0-
Taft Terrace	202,669	53,235	(255,904)	-0-	-0-
Valley Place Assoc.	310,568	81,774	(392,342)	-0-	-0-
West Meadow II Apts.	184,484	49,185	(189,725)	43,944	-0-
Willow Haven-Cross	323,905	85,080	(408,985)	-0-	-0-
Wilson Lake	400,896	105,304	(506,200)	-0-	-0-
Wolcott Assoc.	352,130	92,691	(342,042)	102,779	-0-
Woodcrest	233,244	61,464	(294,708)	-0-	-0-
	12,470,825	3,297,095	(14,484,790)	1,283,130	24,350
Partnerships which were unaudited
Alachua Villas	$ 261,040	$ 72,481	$ (333,521)	$ -0-	$ 40,691
Aurora Limited	74,274	24,540	(98,814)	-0-	-0-
Albany Commons, LTD	175,706	46,737	(180,493)	41,950	-0-
Anderson County Estates	121,518	32,116	(94,887)	58,747	-0-
Belfast Housing Assoc.	277,403	74,124	(351,527)	-0-	-0-
Berea Summit, Ltd.	44,396	11,855	(56,251)	-0-	-0-
Berkshire Apts. #2	136,665	35,898	(172,563)	-0-	18,975
Blanchard Apts.	167,124	43,899	(194,761)	16,262	-0-
Brentwood Apts.	160,800	42,237	(197,895)	5,142	-0-
Briar Hill Apts.	88,475	23,240	(111,715)	-0-	-0-
Bunkie Apts	164,759	43,277	(208,036)	-0-	-0-
Canal Town Assoc.	57,391	15,075	(15,674)	56,792	-0-
Canyon Hills Villas	77,214	20,719	(93,466)	4,467	-0-
Cedar Crest Apts.	94,722	25,078	36,012	155,812	-0-
Cherrywood (M & W)	57,237	15,253	(72,490)	-0-	-0-
Cle Elum	153,534	40,501	(194,035)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(118,194)	39,925	-0-
Clifford Heights Apts.	224,044	58,940	(282,984)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(227,110)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(207,743)	-0-	-0-
Coushatta Seniors Apts.	171,159	44,958	(175,328)	40,789	-0-
Cypress View Estates	164,942	43,712	(175,441)	33,213	-0-
Delta Terrace	180,474	47,405	(227,879)	-0-	-0-
East Magnolia Village	161,503	42,422	(203,925)	-0-	-0-
Edmonson Prop.	116,493	31,246	(100,921)	46,818	-0-
Elliott Manor, Ltd.	184,831	48,550	(233,381)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(144,787)	-0-	-0-
Flambeau Village	778,330	204,642	(740,927)	242,045	-0-
Folsom South Venture	90,324	23,725	(85,282)	28,767	-0-
Gaslight Square	179,152	47,058	(226,210)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(250,079)	10,059	-0-
Gilman Senior Apts.	35,221	-0-	(22,787)	12,434	9,220
Glenora Apts.	96,605	25,375	(121,980)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(368,407)	-0-	-0-
Hagewood Apts.	132,717	35,356	(168,073)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(124,698)	27,472	-0-
Hillwood Ltd.	86,050	22,603	(108,653)	-0-	-0-
Housing Partners IX	38,703	-0-	(22,828)	15,875	-0-
Housing Partners IX	13,872	-0-	(7,607)	6,265	-0-
Housing Partners VI	24,922	-0-	(14,459)	10,463	-0-
Housing Partners VIII	13,873	-0-	(4,182)	9,691	-0-
Housing Partners XI	39,093	-0-	(24,458)	14,635	-0-
Housing Partners XII	57,942	-0-	(34,176)	23,766	-0-
Housing Partners XIII	29,603	-0-	(13,029)	16,574	-0-
Housing Partners XV	57,942	-0-	(29,271)	28,671	-0-
Houston Assoc.	236,413	61,675	(182,805)	115,283	-0-
Hurricane	192,880	53,058	(221,249)	24,689	-0-
Indianwood Apts. II	113,856	29,907	(143,763)	-0-	-0-
Jonesville Apts. for Sr.	135,654	35,936	(117,202)	54,388	-0-
Kent Summit, Ltd.	58,711	15,552	(74,263)	-0-	-0-
Kingswood II, Ltd.	151,543	39,980	(147,397)	44,126	-0-
LaGrange Apts.-II	43,372	12,020	(35,609)	19,783	-0-
Lake City Village	313,639	74,743	(388,382)	-0-	-0-
Larue Properties, Ltd.	182,346	48,632	(102,793)	128,185	-0-
Lewis Apts. Co.	163,956	43,544	(195,862)	11,638	-0-
Lewistown Apts.	67,666	17,774	(71,446)	13,994	-0-
Liberty Terrace Apts.	224,438	59,150	(247,730)	35,858	-0-
Longview Terrace Ltd.	159,185	41,813	(200,998)	-0-	9,795
Manor Apts-Caddo Mills	128,510	33,756	(162,266)	-0-	18,885
Marion Housing	131,346	34,575	(165,921)	-0-	-0-
Meadowland Apts.	129,131	33,919	(163,050)	-0-	-0-
Mills-Shapley Partnership	120,525	21,580	(118,554)	23,551	9,765
Mitchell II Ltd.	180,723	47,668	(228,391)	-0-	-0-
Mosswood Apt.	166,822	43,819	(210,641)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(177,247)	56,567	-0-
Munfordville	82,613	21,341	(103,954)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(220,157)	-0-	-0-
Oak Leaf Partnership	62,090	16,309	(21,798)	56,601	-0-
Oak Valley Place II	119,209	32,068	(151,277)	-0-	-0-
Oakwood Apartments Ltd.	139,472	36,832	(121,915)	54,389	-0-
Orchard Commons, Ltd.	121,620	32,164	(122,021)	31,763	-0-
Park Place East Assoc.	241,188	63,353	(218,771)	85,770	-0-
Park Place North	146,826	38,570	(171,363)	14,033	-0-
Parkwood Assoc.	164,299	43,262	(176,471)	31,090	-0-
PDC Twenty Two LP	171,475	45,041	(216,516)	-0-	-0-
Perry Apts.	44,222	11,616	(55,838)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(207,712)	-0-	5,232
Regency Apts. of Reno	138,379	36,348	(155,980)	18,747	-0-
Regency Plaza	156,677	41,514	(169,016)	29,175	-0-
Reservoir Hill L.P.	577,141	151,795	(400,555)	328,381	-0-
Reynolds & Assoc.	93,015	24,629	(81,740)	35,904	-0-
Ridgecrest Apts.	312,000	81,953	(393,953)	-0-	-0-
River View Apts.	21,494	5,646	(21,627)	5,513	-0-
Riverbend Apts.	119,075	31,278	(150,353)	-0-	-0-
Russell September Housing	78,665	20,618	(99,283)	-0-	-0-
Sacramento, Ltd.	182,695	51,004	(187,541)	46,158	-0-
Sleepy Oaks	81,488	21,602	(62,883)	40,207	-0-
Somerset West, Hills II	123,632	32,901	(126,050)	30,483	-0-
Southern Apts.	142,357	37,393	(179,351)	399	-0-
Spring Meadow Apts.	183,090	48,092	(228,716)	2,466	-0-
Streamside Assoc.	238,335	62,604	(193,493)	107,446	-0-
St. Rose Assoc.	182,093	47,831	(178,598)	51,326	-0-
Sullivan Garden Apts.	80,933	21,259	(102,192)	-0-	-0-
Summer Place	80,757	21,410	(72,590)	29,577	-0-
Sunrise Apts.	81,782	21,679	(103,461)	-0-	-0-
Timberline	145,483	39,780	(185,263)	-0-	-0-
Urban Coalition West	140,577	36,925	(177,502)	-0-	-0-
Valley Limited	126,887	33,777	(1,825)	158,839	-0-
Wayland Apts.	45,769	12,022	(54,538)	3,253	-0-
Wexford Assoc. L.P.	171,186	46,016	(177,593)	39,609	-0-
	14,412,524	3,715,681	(15,452,380)	2,675,825	112,563
	$26,883,349	$7,012,776	$(29,937,170)	$ 3,958,955	$ 136,913
At March 31, 1995
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AMF RRH, Ltd.	$ 318,000	$ 84,977	$ (270,711)	$ 132,266	$ -0-
Baker Heights II Ltd.	204,752	53,782	(196,525)	62,009	-0-
Bayshore North Apts. IV	314,405	83,796	(257,438)	140,763	-0-
Blades Limited Partnership	267,181	70,838	(295,654)	42,365	-0-
Broadway Terrace, Ltd.	226,823	60,864	(287,687)	-0-	22,952
Cedar Grove Apts.	282,782	77,001	(316,987)	42,796	-0-
Clifford Heights Apts.	224,044	58,940	(282,984)	-0-	-0-
Diamond Court II LP	234,879	63,419	(225,383)	72,915	-0-
Donaldsonville Seniors	298,823	79,316	(275,504)	102,635	-0-
Elmwood Estates	295,860	79,205	(347,818)	27,247	-0-
First Street Apts.	324,907	85,344	(250,012)	160,239	-0-
*Forest Park Apts.	216,080	55,915	(271,995)	-0-	-0-
Franklin Vista II	166,138	43,640	(209,778)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(270,785)	102,662	-0-
Greenleaf Gardens	217,714	57,187	(220,891)	54,010	-0-
Hickory Square Apts.	94,754	24,889	(119,643)	-0-	-0-
Hilltop Manor Apts.	212,024	56,761	(268,785)	-0-	(4,643)
Joaquin Apts.	295,621	78,653	(343,775)	30,499	-0-
Lakecrest Apts.	315,954	85,773	(213,187)	188,540	-0-
Lakeview Estates	249,593	65,845	(315,438)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(229,525)	-0-	-0-
Las Rosas II, Ltd.	264,635	70,012	(263,122)	71,525	-0-
Laurel Wood-Capital	205,867	65,524	(169,893)	101,498	-0-
Lead Bayou, Ltd.	212,000	55,686	(198,968)	68,718	-0-
Lillie Mae's Retirement	229,002	58,149	(239,757)	47,394	-0-
Magnolia Plaza Apts.	259,302	68,111	(302,900)	24,513	-0-
Many Seniors Apts.	259,900	62,094	(299,303)	22,691	-0-
Maple Hill Apts.	296,560	78,616	(211,005)	164,171	-0-
New Caney Oaks	227,242	60,543	(224,472)	63,313	-0-
Oakdale-T F Management	249,384	65,506	(314,890)	-0-	-0-
Old Oak Estates	184,856	48,556	(233,412)	-0-	-0-
Onion Creek	306,274	80,449	(322,964)	63,759	10,843
PDC Eighteen LP	196,521	52,298	(218,765)	30,054	-0-
Pecan Villa Apts.	234,202	62,152	(227,747)	68,607	-0-
Pecanwood Apts. III, Ltd.	262,777	69,024	(331,801)	-0-	-0-
Pocomoke Villas Ltd.	177,388	46,923	(201,847)	22,464	-0-
Ridge View Apts.	359,216	95,341	(443,968)	10,589	-0-
Rolling Meadow II L.P.	241,120	64,218	(241,226)	64,112	-0-
Sun Rise Apts. North	352,063	95,182	(348,019)	99,226	-0-
Taft Gardens	151,792	39,871	(178,843)	12,820	-0-
Taft Terrace	202,669	53,235	(255,904)	-0-	-0-
Valley Place Assoc.	311,318	81,774	(393,092)	-0-	-0-
West Meadow II Apts.	185,439	49,185	(160,656)	73,968	-0-
Willow Haven-Cross	323,905	85,080	(408,985)	-0-	-0-
Wilson Lake	400,896	105,304	(461,646)	44,554	-0-
Wolcott Assoc.	352,880	92,691	(295,613)	149,958	-0-
Woodcrest	233,994	61,464	(295,458)	-0-	10,157
	11,918,696	3,158,945	(12,714,761)	2,362,880	39,309
*audited by Smith & Radigan, P.C.
At March 31, 1995
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Alachua Villas	$ 261,790	$ 72,481	$ (306,501)	$ 27,770	40,691
Aurora Limited	93,018	24,540	(117,558)	-0-	18,743
Albany Commons, Ltd.	175,706	46,737	(167,199)	55,244	-0-
Anderson County Estates	122,268	32,116	(77,352)	77,032	-0-
Belfast Housing Assoc.	277,403	74,124	(319,019)	32,508	-0-
Berea Summit, Ltd.	44,396	11,855	(50,583)	5,668	-0-
Berkshire Apts. #2	136,665	35,898	(172,563)	-0-	19,725
Blanchard Apts.	167,124	43,899	(169,732)	41,291	-0-
Brentwood Apts.	160,800	42,237	(175,152)	27,885	-0-
Briar Hill Apts.	88,475	23,240	(103,609)	8,106	-0-
Bunkie Apts	164,759	43,277	(182,026)	26,010	-0-
Canal Town Assoc.	57,391	15,075	(12,954)	59,512	-0-
Canyon Hills Villas	77,718	20,719	(83,904)	14,533	-0-
Cedar Crest Apts.	95,472	25,078	55,494	176,044	-0-
Cherrywood (M & W)	57,987	15,253	(73,240)	-0-	-0-
Citrus Terrace, Ltd.	200,020	43,284	(243,304)	-0-	3,950
Cle Elum	153,534	40,501	(194,035)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(86,816)	71,303	-0-
Cottondale Villa Apts.	179,706	47,404	(227,110)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(204,830)	2,913	-0-
Coushatta Seniors Apts.	171,159	44,958	(139,656)	76,461	-0-
Cypress View Estates	164,942	43,712	(145,901)	62,753	-0-
Delta Terrace	180,474	47,405	(225,831)	2,048	-0-
East Magnolia Village	161,503	42,422	(203,079)	846	-0-
Edmonson Prop.	117,112	31,246	(91,765)	56,593	-0-
Elliott Manor, Ltd.	184,831	48,550	(226,946)	6,435	-0-
Fieldcrest, Ltd.	114,667	30,120	(142,434)	2,353	-0-
Flambeau Village	779,080	204,642	(650,339)	333,383	-0-
Folson South Venture	90,324	23,725	(66,997)	47,052	-0-
Gaslight Square	179,152	47,058	(226,210)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(220,294)	39,844	-0-
Gilman Senior Apts.	35,221	-0-	(16,367)	18,854	9,971
Glenora Apts.	96,605	25,375	(121,980)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(358,375)	10,032	-0-
Hagewood Apts.	132,717	35,356	(168,073)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(109,995)	42,175	-0-
Hillwood Ltd.	86,050	22,603	(108,653)	-0-	-0-
Hitchcock Housing	270,750	71,118	(241,878)	99,990	-0-
Housing Partners VI	24,922	-0-	(12,565)	26,138	-0-
Housing Partners VIII	13,873	-0-	(4,188)	9,684	-0-
Housing Partners XI	39,093	-0-	(11,105)	13,817	-0-
Housing Partners XII	57,942	-0-	(2,928)	10,945	-0-
Housing Partners XIII	29,603	-0-	(15,526)	23,567	-0-
Housing Partners XV	57,942	-0-	(22,430)	35,512	-0-
Housing Partners IX	38,703	-0-	(9,423)	20,180	-0-
Housing Partners IX	13,872	-0-	(18,964)	38,978	-0-
Houston Assoc.	237,163	61,675	(152,619)	146,219	-0-
Hurricane	192,880	53,058	(194,987)	50,951	-0-
Indianwood Apts. II	113,856	29,907	(143,763)	-0-	7,425
Jonesville Apts. for Sr.	135,654	35,936	(97,766)	73,824	-0-
Kent Summit, Ltd.	58,711	15,552	(67,892)	6,371	-0-
Kingswood II, Ltd.	151,543	39,980	(142,631)	48,892	-0-
LaGrange Apts.-II	44,122	12,020	(26,252)	29,890	-0-
Lake City Village	314,389	74,743	(389,132)	-0-	-0-
Larue Properties, Ltd.	182,346	48,632	(89,971)	141,007	-0-
Lewis Apts. Co.	163,956	43,544	(172,582)	34,918	-0-
Lewistown Apts.	67,666	17,774	(55,190)	30,250	-0-
Liberty Terrace Apts.	225,188	59,150	(221,641)	62,697	-0-
Longview Terrace Ltd.	159,185	41,813	(187,886)	13,112	10,546
Manor Apts-Caddo Mills	128,510	33,756	(162,266)	-0-	18,986
Marion Housing	131,346	34,575	(165,506)	415	-0-
Meadowland Apts.	129,131	33,919	(150,564)	12,486	-0-
Mills-Shapley Partnership	121,275	21,580	(96,005)	46,850	34,765
Mitchell II Ltd.	181,473	47,668	(190,605)	38,536	-0-
Mosswood Apt.	166,822	43,819	(210,641)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(168,328)	65,486	-0-
Munfordville	82,613	21,341	(92,930)	11,024	-0-
North Deer Creek, Ltd.	174,358	45,799	(204,148)	16,009	-0-
Oak Leaf Partnership	62,090	16,309	(16,963)	61,436	-0-
Oak Valley Place II	122,084	32,068	(154,152)	-0-	-0-
Oakwood Apartments Ltd.	140,222	36,832	(101,537)	75,517	-0-
Orchard Commons, Ltd.	122,258	32,164	(114,732)	39,690	-0-
Park Place East Assoc.	241,188	63,353	(186,180)	118,361	-0-
Park Place North	146,826	38,570	(137,421)	47,975	-0-
Parkwood Assoc.	164,299	43,262	(147,391)	60,170	-0-
PDC Twenty Two LP	171,475	45,041	(211,819)	4,697	-0-
Perry Apts.	44,222	11,616	(55,838)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(207,712)	-0-	5,984
Regency Apts. of Reno	138,379	36,348	(141,858)	32,869	-0-
Regency Plaza	156,677	41,514	(144,693)	53,498	-0-
Reservoir Hill L.P.	577,891	151,795	(377,771)	351,915	-0-
Reynolds & Assoc.	93,765	24,629	(69,281)	49,113	-0-
Ridgecrest Apts.	312,000	81,953	(393,953)	-0-	-0-
River View Apts.	21,494	5,646	(20,034)	7,106	-0-
Riverbend Apts.	119,075	31,278	(150,353)	-0-	-0-
Russell September Housing	77,170	20,618	(95,878)	1,910	(1,496)
Sacramento, Ltd.	182,695	51,004	(157,776)	75,923	-0-
Shaker Housing Credit	339,101	88,197	(351,803)	75,495	6,248
Sleepy Oaks	82,238	21,602	(58,359)	45,481	-0-
Somerset West, Hills II	125,132	32,901	(101,344)	56,689	-0-
Southeastern Assoc.	314,798	82,688	(347,424)	50,062	-0-
Southern Apts.	142,357	37,393	(158,615)	21,135	-0-
Spring Meadow Apts.	183,090	48,092	(205,582)	25,600	-0-
Streamside Assoc.	238,335	62,604	(161,529)	139,410	-0-
St. Rose Assoc.	182,093	47,831	(150,405)	79,519	-0-
Sullivan Garden Apts.	80,933	21,259	(102,192)	-0-	-0-
Summer Place	81,507	21,410	(66,775)	36,142	-0-
Sunrise Apts.	82,532	21,679	(104,211)	-0-	-0-
Timberline	146,233	39,780	(175,882)	10,131	-0-
Urban Coalition West	140,577	36,925	(177,502)	-0-	-0-
Valley Limited	127,637	33,777	20,548	181,962	-0-
Wayland Apts.	45,769	12,022	(35,292)	22,499	-0-
Wexford Assoc. L.P.	171,936	46,016	(149,714)	68,238	-0-
	15,351,534	3,942,028	(15,068,623)	4,224,939	175,538
	$27,270,230	$7,100,973	$(27,783,384)	$ 6,587,819	$ 214,847

All remaining contributions payable as of March 31, 1996 represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

Note E - Subscriptions Receivable

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

Contributions receivable at March 31, 1996 consists of the following
Past due installments from defaulting investors $1,404, 799
Amount representing unearned interest	(19,006)
1,385, 793

The Master Limited Partnership has recourse against the defaulting investors and is pursuing collection of these amounts. While the uncollectible amount cannot be estimated as of March 31, 1996, it is probable that most of the past due amounts will not be collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners' capital accounts as such amounts are determined to be uncollectible.

During the year ended March 31, 1996, subscriptions receivable totaling $124,696 were determined to be uncollectible and written off against the limited partners' capital accounts.

Note F - Long-Term Debt

Effective August 13, 1993, the Partnership refinanced notes payable to secured lenders through a private placement by Norwest Bank as placement agent under which the obligations were purchased and assigned to certain accredited investors, secured by investor notes receivable. This obligation was paid in full during the year ended March 31, 1995.

Note G - Independent Manager

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

As compensation for its services, the Independent Manager received $147,000 for the year ended March 31, 1996, $276,875 for the year ended March 31, 1995 and $403,000 for the year ended March 31, 1994, including amounts required to cover the costs of tax return preparation and audited financial statements. The management agreement calls for aggregate payments to the Independent Manager, including amounts required to cover the costs of tax return preparation and audited financial statements of the Master Limited Partnership, of $149,500 in the calendar year 1995 and each year thereafter.

Pursuant to the refinancing (Note F), Megan Asset assumed the responsibility for the monthly billings to investors, for which services Megan Asset received $6,250 per month through December 31, 1994. The Independent Manager's compensation for the year ended March 31, 1996 includes $28,530 for work relating to defaulting investors and for the year ended March 31, 1995 included $56,250 for investor billing services and $7,864 for work relating to defaulting investors.

Note H - Contingencies

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

b) In settlement of a claim filed by the Independent Manager against First American on behalf of the Partnership October 12, 1990, alleging possible fraudulent or preferential transfers, or other acts or omissions committed by First American as General Partner of the 52 Debtor Investor Partnerships, the Partnership received an assignment of fifty percent of all sums to be paid to First American's wholly-owned subsidiary, Continental Construction Management Corporation ("Continental"), from Capital Events in accordance with Article 15(1)(6) of the Plan. In conjunction with the replacement of First American by the Independent Manager (Note A), the Partnership purchased from Continental its remaining rights to receive payments with respect to Capital Events under the Plan, in consideration of $234,968, paid in the form of the assumption of liabilities of First American in the amount of $97,050 and a cash payment of $50,000 as of the closing date and the remainder in cash installments paid through April 1, 1992.

c) Prorata payments to investors until each has received an amount equal to twenty percent of its net capital investment plus interest at ten percent calculated from December 31, 1994.

d) A return of capital to the investors until each has received one hundred percent of its capital invested, over and above the payments in c) above.

e) Payment of the remaining portion of the allowed claim of First American, with interest at ten percent compounded from December 31, 1995.

f) Payment of the allowed claims of investors subordinated pursuant to the bankruptcy code.

g) Any remaining amounts in the percentage of ninety percent to the investors and ten percent to the general partner of the Master Limited Partnership.

The accompanying financial statements do not include adjustments for any amounts that might become payable pursuant to the resolution of the above contingencies.

[LETTERHEAD OF]
Andrews & Miller, P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
AFM RRH, Limited

We have audited the accompanying balance sheets of AFM RRH, Limited Hilltop Manor Apartments (FmHA Project Number 09-042-0260409707) as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1995, and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Andrews & Miller, P.A.
February 15, 1996
Leesburg, Florida

Members of American Institute of Certified Public Accountants/Florida Institute of Certified Public Accountants

[LETTERHEAD OF]
ALBRIGHT, CRUMBACKER, HARRELL & MOUL
Certified Public Accountants/Business Consultants
Hagerstown, Maryland

Independent Auditors' Report

Partners
Baker Heights II Limited Partnership
Berkeley Springs, West Virginia

We have audited the accompanying balance sheets of Baker Heights 11 Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Baker Heights II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baker Heights II Limited Partnership as of December 31, 1995 and 1994, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Albright Crumbacker Harrell & Moul

February 15, 1996

[LETTERHEAD OF]
Testone, Marshall & Discenza, LLP

INDEPENDENT AUDITORS REPORT

To the Partners
Bayshore North Apartments - Phase IV
Fayetteville, New York

We have audited the accompanying balance sheets of Bayshore North Apartments - Phase IV (A Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayshore North Apartments - Phase IV as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Testone, Marshall & Discenza, LLP
February 5, 1996
Syracuse, New York

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C,- Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Blades Limited Partnership
T/A Hunters Court

We have audited the accompanying balance sheet of Blades Limited Partnership T/A Hunters Court, FMHA Project No.: 07-004521529005 as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blades Limited Partnership T/A Hunters Court, Project No.: 07-004-521529005 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 19, 1996

[LETTERHEAD OF]
PILTZ, WILLIAMS, LAROSA & CO.

Independent Auditors' Report

To the Partners
Broadway Terrace Of Drew, L.P.
Drew, Mississippi

We have audited the accompanying balance sheets of Broadway Terrace Of Drew, L.P. (A Mississippi Limited Partnership), as of December 31, 1995 and 1994, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Terrace Of Drew, L.P. (A Mississippi Limited Partnership), at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996, on our consideration of the project's internal control structure and a report dated January 26, 1996, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information, including the Schedule of Federal Financial Assistance and the Schedule of Federal Financial Assistance Loans, included in this report (shown on Pages 9-12) is presented for the purposes of additional analysis and is not a required part of the financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Piltz, Williams, LaRosa & Co.
Biloxi, Mississippi
January 26, 1996

[LETTERHEAD OF]
UNDERWOOD, FISTER, ROUTH & FREEMAN PSC

INDEPENDENT AUDITOR'S REPORT

General Partner
Cedar Grove Apartments, Ltd., II
Shepherdsville, Kentucky

We have audited the accompanying balance sheets of Cedar Grove Apartments, Ltd., II, a segment of Cedar Grove Apartments, Ltd., II (a Kentucky limited partnership), as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Grove Apartments, Ltd., II as of December 31, 1995, and the results of its operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/UNDERWOOD, FISTER, ROUTH & FREEMAN, PSC
Certified Public Accountants
January 26, 1996

[LETTERHEAD OF]
SMITH&RADIGAN

INDEPENDENT AUDITORS' REPORT

To the Partners
Citrus Terrace, Ltd.

We have audited the accompanying balance sheet of Citrus Terrace, Ltd., (a limited partnership), FMHA Project No. 09-028-262405142, as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Terrace, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 1996 on our consideration of the Partnership's internal control structure and a report dated March 15, 1996 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 11-16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Smith & Radigan
Atlanta, Georgia
March 15, 1996

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Diamond Court II Limited Partnership

We have audited the accompanying balance sheet of Diamond Court II Limited Partnership, FMHA Project No.: 07-001-521528112 as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Court II Limited Partnership, Project No.: 07-001521528112 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 18, 1996

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 9, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners
Donaldsonville Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Donaldsonville Seniors Apartments at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donaldsonville Seniors Apartments at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996 on our consideration of Donaldsonville Seniors Apartment's internal control structure and a report dated February 9, 1996 on its compliance with laws and regulations.

/s/Cole, Evans & Peterson

[LETTERHEAD OF]
James N. Rachel

INDEPENDENT AUDITOR'S REPORT

To the Partners
Elmwood Estates, LP

I have audited the accompanying balance sheets of Elmwood Estates, LP, a limited partnership, as of December 31, 1995 and 1994, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Elmwood Estates, LP's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Estates, LP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ James N. Rachel, CPA
Shreveport, Louisiana
March 27, 1996

[LETTERHEAD OF]
CASEY J. RUSSELL CPA INC.

To the General Partner
Reynolds and Associates
DBA First Street Apartments
P.O. Box 100
Durant OK, 74701

I have audited the accompanying balance sheet of Reynolds and Associates, DBA First Street Apartments FMHA Case Number 4207-26737627 as of December 31, 1995 and the related statement of operations and partner's deficit and cash flows for the year then ended. These financial statements are the responsibility of Reynolds and Associates, DBA First Street Apartment's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Governmental Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reynolds and Associates, DBA First Street Apartments FMHA case number 42-07-26737627, at December 31, 1995 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

/s/ Casey J. Russell, CPA Inc.
March 26, 1996

[LETTERHEAD OF]
SMITH&RADIGAN

INDEPENDENT AUDITORS' REPORT

To the Partners
Forest Park Apartments, Ltd.

We have audited the accompanying balance sheet of Forest Park Apartments, Ltd., (a limited partnership), FMHA Project No. 09-063-502721007, as of December 31, 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Park Apartments, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 1996 on our consideration of the Partnership's internal control structure and a report dated March 15, 1996 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 11-16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Smith & Radigan
Atlanta, Georgia
March 15, 1996

[LETTERHEAD OF]
McGEE & Associates, P.C.

Independent Auditors' Report

To the Partners
Franklin Vista II, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Franklin Vista II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles,

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996, on our consideration of Franklin Vista II, Ltd.'s internal control structure and a report dated January 31, 1996, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the financial statements of Franklin Vista 11, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/McGee & Associates, P.C.
January 31, 1996
Farmington, New Mexico

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Gatewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Gatewood Apartments, Ltd., FMHA Project No: 09-003-059278221G, as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gatewood Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Smith, Miles & Company, L.C.
Panama City, Florida
February 16, 1996

[LETTERHEAD OF]
DUGGAN, JOINER, BIRKENMEYER, STAFFORD & FURMAN, PA

INDEPENDENT AUDITORS' REPORT

February 8, 1996

To the Partners
Greenleaf Gardens Apartments

We have audited the accompanying basic financial statements of Greenleaf Gardens Apartments, the rental activity of Greenleaf Gardens, Ltd., as of and for the years ended December 31, 1995 and 1994, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Gardens Apartments as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 8 to 14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 8 to 13 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 14, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1996 on our consideration of Greenleaf Gardens Apartments' internal control structure and a report dated February 8, 1996 on its laws and regulations.

/s/Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants

[LETTERHEAD OF]
Van Moore & Company, P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Hickory Square Limited Partnership

We have audited the accompanying balance sheets of Hickory Square Limited Partnership, FMHA Project No.: 03-001-710650913, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Square Limited Partnership, FMHA Project No.: 03-001-710650913, as of December 31, 1995 and 1994 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/VanMoore & Company, P.A.
Little Rock, Arkansas
February 13, 1996

[LETTERHEAD OF]
Andrews & Miller, P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Hilltop Manor RRH, Ltd. II

We have audited the accompanying balance sheets of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments (@ Project Number 09-042-0592907501) as of December 31, 1995 and 1994 the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Andrews & Miller, P.A.
February 15, 1996
Leesburg, Florida

[LETTERHEAD OF]
H. D. MORRIS CO., INC., P.C.

Independent Auditor's Report

To The Partners:
Hitchcock Housing, Ltd.

We have audited the accompanying balance sheet of Hitchcock Housing, Ltd., FMHA Case No.: 49-084-760136950 as of December 31, 1995 and 1994 and the related statement of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitchcock Housing, Ltd., as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III schedules of administrative, maintenance, utilities, taxes and insurance expenses for ended December 31, 1995 and 1994 is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/H. D. Morris Co., Inc., P.C.
Houston, Texas
March 8, 1996

[LETTERHEAD OF]
Cole, Evans & Petereston
COLE, EVANS & PETERSON

February 7, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners
Joaquin Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Joaquin Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joaquin Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1996 on our consideration of Joaquin Apartments' internal control structure and a report dated February 7, 1996 on its compliance with laws and regulations.

/s/Cole, Evans & Peterson

[LETTERHEAD OF]
DANIEL G. DRANE

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lakecrest, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lakecrest, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-047-611059430, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended.

These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakecrest, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Daniel G. Drane
Certified Public Accountant
March 19, 1996

[LETTERHEAD OF]
GILLON AND COMPANY, LTD.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Lakeview Estates
(A Limited Partnership)

We have audited the accompanying balance sheets of Lakeview Estates (A Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Ali audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Estates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Gillon & Company Ltd.
Natchez, Mississippi
February 27, 1996

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Lakewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakewood Apartments, Ltd., FMHA Project No: 09-012-1335594, as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of supplementary analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Smith, Miles & Company, L.C.
Panama City, Florida
March 14, 1996

[LETTERHEAD OF]
McGEE & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Las Rosas II, Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Las Rosas II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Rosas II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1996, on our consideration of Las Rosas II, Ltd.'s internal control structure and a report dated February 22, 1996, on its compliance with laws and regulations.

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

/s/McGee & Associates, P.C.
February 22, 1996
Farmington, New Mexico

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN & STEVENS LLP

INDEPENDENT AUDITORS'REPORT

To the Partners
Laurel Wood Apartments, Ltd.
Rural Economic and Community Development Jackson, Tennessee

We have audited the accompanying balance sheets of Laurel Wood Apartments, Ltd., (a limited partnership) Case No., 48-079-61105737 1, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit),and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. AD audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Wood Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 28, 1996 on our consideration of Laurel Wood Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Miller, Mayer, Sullivan & Stevens
Lexington, Kentucky
February 28, 1996

[LETTERHEAD OF]
GILLON AND COMPANY, LTD.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Lead Bayou Apartments (A Limited Partnership)

We have audited the accompanying balance sheets of Lead Bayou Apartments (A Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our Opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lead Bayou Apartments as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Gillon and Company, Ltd.
Natchez, Mississippi
February 28, 1996

[LETTERHEAD OF]
BEALL & COMPANY, PLC

INDEPENDENT AUDITORS' REPORT

Lillie Mae's Retirement Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Lillie Mae's Retirement Village Apartments, Ltd. (A Limited Partnership), FMHA Project No.: 42-026-0731282026, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion oh these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lillie Mae's Retirement Village Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996, on our consideration of Lillie Mae's Retirement Village's internal control structure and a report dated January 23, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 19 Is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 15 and 16 excludes fees allocated to property and equipment related to partnership syndication amounts, amounts due from incoming limited partner and amounts due to partner for development fees, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/BEALL & COMPANY, PLC
Certified Public Accountants
Fort Smith, Arkansas
January 23, 1996

[LETTERHEAD OF]
H. D. MORRIS CO., INC., P.C.

Independent Auditor's Report

To The Partners:
Magnolia Plaza Apartments, Ltd.

We have audited the accompanying balance sheets of Magnolia Plaza Apartments, Ltd., FMHA Case No.: 50-70-0760129844, as of December 31, 1995 and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Magnolia Plaza Apartments, Ltd., as of December 31, 1994 were audited by other auditor's who have ceased operations and whose report dated March 24, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Plaza Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III and schedule of administrative, maintenance, utilities, taxes and insurance expense for year ended December 31, 1995 and 1994, are presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/H.D. Morris Co., Inc., P.C.
Houston, TX
March 24, 1996

[LETTERHEAD OF]
COLE, EVANS & PETERSON

INDEPENDENT AUDITORS' REPORT

To the Partners
Many Seniors Apartments Mansfield, Louisiana

We have audited the accompanying balance sheets of Many Seniors Apartments at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Many Seniors Apartments at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1996 on our consideration of Many Seniors Apartment's internal control structure and a report dated February 8, 1996 on its compliance with laws and regulations.

/s/Cole, Evans & Peterson

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN & STEVENS LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Maple Bill Estates, Ltd.
Rural Economic and Community Development London, Kentucky

We have audited the accompanying balance sheets of Maple Hill Estates, Ltd., (a limited partnership) Case No. 20-040-611063882, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government, Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the financial statements, the complex is experiencing significant operating deficits.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Hill Estates, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 1996 on our consideration of Maple Hill Estates, Ltd.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Miller, Mayer, Sullivan & Stevens
Lexington, Kentucky
January 30, 1996

[LETTERHEAD OF]
MARSHALL & SHAFER, P.C.

Independent Auditor's Report

March 21, 1996

To the Partners:
New Caney Oaks Apartments
(A Segment of New Caney Oaks, Ltd.)

We have audited the accompanying balance sheet of New Caney Apartments Phase Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1995 and 1994, and the related statements of operation, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, on the basis of accounting as described in Note A.

/s/Marshall & Shafer, P.C.
Houston, Texas

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 7, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakdale Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Oakdale Seniors Apartments at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Seniors Apartments at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1996 on our consideration of Oakdale Seniors Apartment's internal control structure and a report dated February 7, 1996 on its compliance with laws and regulations.

/s/Cole, Evans & Peterson

[LETTERHEAD OF]
James N. Rachel

INDEPENDENT AUDITOR'S REPORT

To the Partners
Old Oak Estates, LP

I have audited the accompanying balance sheets of Old Oak Estates, LP, a limited partnership, as of December 31, 1995 and 1994, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Old Oak Estates, LPs management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Old Oak Estates, LP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/James N. Rachel, CPA
Shreveport, Louisiana
March 27, 1996

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Onion Creek, Ltd.

I have audited the accompanying financial statements of Onion Creek, Ltd.(a Texas Limited Partnership) as of December 31, 1995 and 1994, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Onion Creek, Ltd. management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onion Creek, Ltd., as of December 31, 1995 and 1994, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Brenda P. McElwee
March 21, 1996

[LETTERHEAD OF]
LITTLE, SHANEYFELT & CO.

INDEPENDENT AUDITOR'S REPORT

To the Partners
P.D.C. Eighteen Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Eighteen Limited Partnership, FMHA Project No. 03-34-710652405 (the Partnership), as of December 31, 1995 and 1994, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Eighteen Limited Partnership as of December 31, 1995 and 1994, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also Issued a report dated March 11, 1996, on our consideration of the Partnership's internal control structure and a report dated March 11, 1996 on its compliance with laws, regulations, contracts and grants.

/s/Little, Shaneyfelt & Co.
March 11, 1996

[LETTERHEAD OF]
James N. Rachel

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Villa Apartments, LP

I have audited the accompanying balance sheets of Pecan Villa Apartments, LP, a limited partnership, as of December 31, 1995 and 1994, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Pecan Villa Apartments, LP's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Villa Apartments, LP as of December 31, 1996 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/James N. Rachel, CPA
Shreveport, Louisiana
March 27, 1996

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 7, 1996

INDEPENDENT AUDITORS' REPORT

To the Partners
Pecanwood Apartments III, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Pecanwood Apartments III, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecanwood Apartments III, Ltd. at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1996 on our consideration of Pecanwood III Apartment's internal control structure and a report dated February 7, 1996 on its compliance with laws and regulations.

/s/Cole, Evans & Peterson

[LETTERHEAD OF]
Grubman & Associates of Maryland,

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pocomoke Villas Limited Partnership

We have audited the accompanying balance sheet of Pocomoke Villas Limited Partnership, FMHA Project No.: 24-024-521572645 as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocomoke Villas Limited Partnership , Project No.: 24-024521572645 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 19, 1996

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Ridgeview Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Ridgeview Apartments, Ltd., FmHA Project No: 09-009592695879, as of December 31, 1995 and 1994, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Smith, Miles & Company, L.C.
Panama City, Florida
February 16, 1996

[LETTERHEAD OF]
Grubman & Associates of Maryland P.C

INDEPENDENT AUDITOR'S REPORT

To the Partners
Rolling Meadow II Limited Partnership

We have audited the accompanying balance sheet of Rolling Meadow II Limited Partnership, FMHA Project No.: 24-006521537063 as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Meadow II Limited Partnership, Project No.: 24-006521537063 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 19, 1996

[LETTERHEAD OF]
PAILET, MEUNIER and LeBLANC, L.L.P.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Clifford E. Olsen-Southeastern Associates, Ltd.

We have audited the accompanying balance sheets Of Clifford E. Olsen-Southeastern Associates, Ltd. RECD Project No: 22-053-721100096 as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the, partnership's management. Our responsibility is to express an opinion on these financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion,

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clifford E. Olsen-Southeastern Associates, Ltd. as of December 31, 1995 and 1994 and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages I-16 through I-22, is presented for Purposes of additional analysis and for complying with the requirements of Rural Economic and Community Development and is not a required part of the basic financial statements.

Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 6, 1996

[LETTERHEAD OF]
DONALD W. CAUSEY, CPA, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Sun Rise North, Ltd.
Guntersville, Alabama

I have audited the accompanying balance sheet of Sun Rise North, Ltd., a limited partnership, RECD Project No.: 01-048-630963314 as of December 31, 1995, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Sun Rise North, Ltd. as of December 31, 1994 were audited by other auditors whose report dated February 24, 1995 expressed an unqualified opinion.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Rise North, Ltd., RECD Project No.: 01-048-630963314 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 7, 1996 on my consideration of Sun Rise North, Ltd., internal control structure and a report dated March 7, 1996 on its compliance with laws and regulations.

/s/Donald W. Causey, CPA, P.C.
March 7, 1996

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Taft Gardens, Ltd.

I have audited the accompanying financial statements of Taft Gardens, Ltd.(a Texas Limited Partnership) as of December 31, 1995 and 1994, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Taft Gardens, Ltd. management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain tease able assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Gardens, Ltd., as of December 31, 1995 and 1994, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for t e purpose of forming an opinion on the financial statements taken as a whole. The accompanying information listed as supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements of Taft Gardens, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/Brenda P. McElwee, P.C.
March 9, 1996

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Taft Terrace, Ltd.

I have audited the accompanying financial statements of Taft Terrace, Ltd.(a Texas Limited Partnership) as of December 31, 1995 and 1994, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of Taft Terrace, Ltd. management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Terrace, Ltd., as of December 31, 1995 and 1994, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Brenda P. McElwee, P.C.
March 16, 1996

[LETTERHEAD OF]
PARENTE, RANDOLPH, ORLANDO
CAREY & ASSOCIATES

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Valley Place Associates
Turbotville, Pennsylvania:

We have audited the accompanying balance sheets of Valley Place Associates (a limited Partnership) as of December 31, 1995 and 1994, and the related statements of loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of Valley Place Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Place Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of the internal control structure of Valley Place Associates and a report dated January 31, 1996 on its compliance with laws and regulations.

/s/Parente, Randolph, Orlando, Carey & Associates
Williamsport, Pennsylvania
January 31, 1996

[LETTERHEAD OF]
SMITH & MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
West Meadow Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of West Meadow Apartments II, Ltd., FMHA Project No:01-031592806818 as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Meadow Apartments II, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Smith, Miles & Comapany, L.C.
Panama City, Florida
February 19, 1996

[LETTERHEAD OF]
James N. Rachel

INDEPENDENT AUDITOR'S REPORT

To the Partners
Willow Haven Apartments, LP

I have audited the accompanying balance sheets of Willow Haven Apartments, LP, a limited partnership, as of December 31, 1995 and 1994, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Willow Haven Apartments, LP's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Governmental Au Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my op@or4 the financial statements referred to above present fairly, in all material respects, the financial position of Willow Haven Apartments, LP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/James N. Rachel, CPA
Shreveport, Louisiana
March 27, 1996

[LETTERHEAD OF]
BERRY, DUNN, McNEIL & PARKER

INDEPENDENT AUDITORS' REPORT

The Partners
Wilson Lake Associates

We have audited the accompanying balance sheets of Wilson Lake Associates, a Maine limited partnership, RECD Case No. 23-004-010390750, as of December 31, 1995 and 1994, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards (1994 Revision), issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Lake Associates, a limited partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 12 through 13 is presented solely for the use of Rural Economic and Community Development and is not a required part of the basic financial statements.

In accordance with Government Auditing Standards, we have issued reports dated January 17, 1996, on our considerations of Wilson Lake Associates' internal control structure and its compliance with laws and regulations.

/s/Berry, Dunn, McNeil & Parker
Portland, Maine
January 17, 1996

[LETTERHEAD OF]
Bain, Brown & DeLaura

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wolcott Associates

We have audited the accompanying balance sheets of Wolcott Associates, as of November 30, 1995 and 1994 and the related statements of operations and partners' capital and of cash flows for the years then ended. These financial statements are the responsibility of the general partner of Wolcott Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolcott Associates as of November 30, 1995 and 1994, and the results of its operations and partners' capital and of cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Bain, Brown & DeLaura
January 29, 1996

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN & STEVENS LLP

INDEPENDENT AUDITORS'REPORT

To the Partners
Woodcrest Apartments, Ltd.
Rural Economic and Community Development Cookeville, Tennessee

We have audited the accompanying balance sheets of Woodcrest Apartments, Ltd., (a limited partnership) Case No. 48-056-611047118, as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 21, 1996 on our consideration of Woodcrest Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/Miller, Mayer, Sullivan & Stevens
Lexington, Kentucky
February 21, 1996