Form 10-K
period 1997-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2000-12-20
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or

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
1424 West Century Avenue, Suite 102, Bismarck, ND 58503
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (701) 223-2923

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act: LIMITED PARTNERSHIP                                                                          &nb

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes / /    &nbs

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
/ / Yes      /X/ No

DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

               This filing is a consolidated filing for the fiscal year ended March 31, 1997. Bayfield Low Income Housing Limited Partnership (the "Partnership") has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 1997, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1996, (the "10-Q's"). The 10-Q's will n

PART I

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
SOUTHFIELD Estates Limited Partnership
SPRINGFIELD Estates Limited Partnership
SUMMERFIELD Estates Limited Partnership
SYCAMORE Realty Investors Limited Partnership
WALNUT Estates Limited Partnership
WILSHIRE Estates Limited Partnership
WYNNFIELD Estates Limited Partnership

               First American Holdings, Inc., a Delaware corporation ("First American"), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by

Group", and the "Investors Committee") selected Megan Management Company, Inc. ("Megan Management") as the independent manager and entered into a management agreement with Megan Management as of July 10, 1990 (as amended by that Amended and Restated Management Agreement as of December 23, 1991 the "Management Agreement").

               Effective December 23, 1991, First American withdrew as general partner, subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the "Settlement Agreement") with the Partnership and Megan Management. Among other things, the Settlement Agreement provided for certain amendments to the partnership agreement of the Partnership and, at the request of the Investors Committee, for the replacement of First American as General Partner of the Partnership by Megan Management or an affiliated company, which were effected by the Second Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership entered into as of the 23rd day of December, 1991 (the " Partnership Agreement"). The Settlement Agreement was approved by the bankruptcy court, and the Plan modified in accordance therewith, by an order entered June 22, 1992. Consent of the Limited Partners of the Partnership was obtained in October 1992.

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

               The direct below-market-rate mortgage loans for rural rental housing provided by RD under Section 515 are extended to qualified sponsors organized exclusively for the purpose of providing housing in amounts up to 97% of apartment complex costs as determined pursuant to RD regulations and for terms up to 50 years. In addition, RD may provide an owner with mortgage interest subsidies, which effectively lower the interest rate of the loan to 1% after the completion of the apartment complex, the benefits of which the owner must pass through to eligible tenants in the form of lower rents. RD regulations limit cash distributions to owners of apartment complexes which it finances to a maximum annual return of 8% per annum, on a non-cumulative basis, on the owner's equity contribution of 3% to 5% of the cost of the apartment complex.

               RD approval is required if an owner wishes to sell a Project. In addition, applicable law and regulations also preclude prepayment of mortgage loans, except in certain very limited circumstances and unless the owner agrees to utilize the project for eligible tenants for a specified period.

               Each of the Projects indirectly owned by the Partnership qualified for the low income housing tax credits (the "Tax Credits"), under Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low income rental housing. In order to generate Tax Credits, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations. Since the inception of the Partnership, five of its Operating Partnerships were lost due to insolvent or bankrupt. A portion of the Tax Credits generated by these Operating Partnerships were, therefore, lost. This loss of Tax Credits has a direct effect on the Limited Partners since the amount of Tax Credits allocated to the Limited Partners is reduced correspondingly. Generation of Tax Credits by the Partnership and the receipt thereof by the Limited Partners is one of the primary business objectives of the Partnership.

               For the tax year ended December 31, 1996, the Partnership passed through an aggregate total of approximately $4,805,000 of Tax Credits to the Limited Partners. The annual anticipated Tax Credits, which the Partnership could have received from the Operating Partnerships, excluding those projects lost in prior years due to insolvency or bankruptcy, and passed through to the Limited Partners during the tax year ended December 31, 1996, was approximately $5,020,000.

               As of December 31, 1999, substantially all of the Tax Credits have been realized from the Operating Partnerships and passed through to the Limited Partners. With the realization of substantially all of the Tax Credits by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships. However, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received and market conditions will severely restrict the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered.

Business Objectives

               Although there can be no assurance that the Partnership's purpose or objectives will be achieved, the sole purpose of the Partnership as set forth in the Partnership Agreement was (i) to acquire the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, (ii) to assume liabilities of the Debtor Investor Partnerships in accordance with the Plan, (iii) to fulfill such other undertakings of the Partnership as are set forth in the Plan, and (iv) to conduct such other activities as may be necessary or appropriate to carry out the foregoing.

               Purpose (i) - the acquisition of the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 See "Item 1. Business - Organization", above;

               Purpose (ii) - the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity", below.

               Purpose (iii) - in attempting to fulfill such other undertakings of the Partnership as are set forth in the Plan the Partnership has, among other things:

      used its capital resources, to maintain, to the extent possible, the Partnership's interests in the Operating Partnerships in order to provide Tax Credits to the Limited Partners.

      For the fiscal year ended March 31, 1997 (the "1997 Fiscal Year"), the fiscal year ended March 31, 1996 (the "1996 Fiscal Year") and the fiscal year ended March 31, 1995 (the "1995 Fiscal Year") the Partnership had cash and cash reserves totaling $1,661,534, $1,959,430 and $2,224,916, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement and the General Partner pursuant the Settlement Agreement, and to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners. See "Item 2. Properties" and "Item 3. Legal Proceedings"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

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

The Partnership does not expect to make material distributions beyond those previously made, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and - Liquidity".

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

Objective a) - The Partnership's investments are in apartment complexes which provide housing to low income tenants pursuant to government sponsored programs. Therefore, in addition to market-related risks, which any real estate investment is subject to, capital appreciation of a Limited Partnership interest is subject to the restrictions set by government policy. As explained below, this makes it unlikely that the Projects owned by the Operating Partnerships will significantly increase in value.

The vast majority of the Projects owned by the Partnership are located in small rural communities. As such, the market rents in many of the Partnership's Project areas are not significantly higher that the RD restricted rents eligible tenants are currently charged. Therefore, the valuation of many of the Partnership's Projects, even if based upon market rents, results in little or no appreciation from their valuation at the time the Partnership acquired them. In the event that the projected cash flow from any of the Projects in a market rate environment is significantly greater than that in a restricted rent environment, the Partnership can seek RD approval to prepay a specific Project's 50 year mortgage and then sell the Project or convert it to market rate property, or upon RD's refusal to allow prepayment, seek an equity loan from RD to use to repay a portion of the equity the Partnership contributed to the Operating Partnership. However, the instances where market rents might be significantly higher are rare and there are numerous government restrictions in connection with such a course of action. In addition, most of the Partnership's Project mortgages have an absolute restriction which will not allow prepayment until approximately 2009.

Accordingly, based on current market conditions and government regulations, it does not appear that the value of the Projects owned by the Partnership will increase significantly. The value of the Projects and the market conditions are adversely affected by the restricted use limitations which limit the amount of income a tenant may have and the amount of rent a Project can charge a tenant. Under current RD regulations, these restrictions will continue to be in place until the Projects are in their 20th year of existence or approximately the year 2009. These regulations make capital appreciation in the Partnership's Projects much more difficult than is the case with market rate properties.

Objective b) - With respect to the Partnership's long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization of substantially all of the Tax Credits by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships. However, the various restrictions in connection with the RD mortgage loans, as well as the continuing occupancy requirements with respect to the Tax Credits received and market conditions, severely restrict the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered. See "Item 1. Business - Description of Business", above. Nonetheless, the Partnership continues to consider exit strategies.

Employees

               The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs 2 people on a full-time basis.

Item 2 . Properties.

               Each Operating Partnership owns and operates a Project, which generated Tax Credits under Section 42 of the Tax Code over its initial 10-years of existence or slightly longer. A description of the Projects is contained in the following tables. Immediately following these tables, a glossary which provides an explanation of certain terms used in the table headings, as well as a discussion of certain Projects.

Bayfield Low Income Housing Limited Partnership Ownership Interest in Operating Partnerships
Operating Partnership	City	State	Number of Apt. Units	Project's Mortgage Balance	Developer's Original Equity	Tax Items	Capital Events	Bayfield's Committed Capital Contribution	Approx. Avg. Annual Anticipated Federal Credits	1996 LIHC Credits	Accum. LIHC (from Inception of Bayfield)
AFM RRH Limited	Ocala	FL	36	$1,096,525	$80,868	99	50	$265,305	52,865	$52,867	$357,359
Alachua Villas, Ltd.	Alachua	FL	35	1,059,206	51,575	99	50	224,387	44,414	44,415	298,695
Albany Commons, Ltd.	Albany	KY	24	683,408	23,400	99	50	177,929	32,342	32,334	218,419
Anderson Country L.P.	Palmyra	MO	24	587,243	18,340	99	50	122,268	26,164	26,163	171,356
Aurora Limited	Aurora	IN	22	1,044,619	51,400	99	50	180,468	26,931	25,556	207,336
Baker Heights II, L.P.	Martinsburg	WV	32	985,701	53,000	95	50	241,438	43,729	43,729	295,297
Bayshore North Apts IV	Brewerton	NY	36	1,340,319	41,840	99	50	319,017	58,901	58,902	395,548
Belfast Housing Assoc.	Belfast	ME	24	1,133,231	60,500	99	50	282,195	53,147	53,147	359,073
Berea Summitt, Ltd.	Shelbyville	KY	15	429,080	5,856	99	50	45,134	8,114	8,112	54,786
Berkshire Apts. Ltd. 2	Harrodsburg	KY	22	677,813	36,150	95	50	163,186	22,757	22,757	149,855
Blades Ltd. Partnership	Blades	DE	33	1,239,915	66,000	99	50	301,958	57,856	57,856	380,671
Blanchard Seniors Apts.	Blanchard	LA	24	711,621	37,250	95	50	167,124	29,435	29,384	198,618
Brentwood Apts., Ltd.	Flatwoods	KY	21	680,420	36,500	99	50	160,800	30,238	30,238	204,314
Briar Hill Apts., Ltd.	Barbourville	KY	16	366,798	29,654	95	50	88,475	17,395	17,023	114,483
Broadway Terrace L.P.	Drew	MS	48	1,346,192	73,650	99	50	301,536	63,342	60,783	359,136
Bunkie Seniors Apts.	Bunkie	LA	24	685,713	36,520	95	50	164,759	30,417	30,361	205,258
Canal Town Assoc.	Canastota	NY	6	250,887	12,991	95	50	57,391	10,464	10,446	70,624
Canyon Villas L.P.	Fort Benton	MT	10	335,982	10,500	99	50	78,878	13,464	13,464	83,624
Cedar Crest Apts., L.P.	Bourbon	MO	16	389,538	12,200	99	50	95,472	18,093	18,093	113,735
Cedar Grove Apts. II	Shepherdsville	KY	36	1,118,152	60,763	95	50	275,938	43,738	43,740	295,652
Citrus Terrace, Ltd.	Sebring	FL	42	1,423,463	71,885	99	50	324,907	61,658	61,658	434,012
Cle Elum Apts. Assoc.	Cle Elum	WA	20	628,746	34,000	95	50	154,188	27,385	27,385	185,230
Cleveland Courts, Ltd.	Cleveland	MS	18	524,862	27,750	99	50	127,650	24,912	24,912	167,481
Clifford Heights Apts.	Stamping Grd	KY	12	384,336	20,564	99	50	93,425	17,598	17,598	118,903
Cottondale Villa Apts.	Cottondale	FL	24	675,342	35,700	99	50	166,138	30,927	30,927	208,857
Cottonwood Seniors	Cottonport	LA	24	692,479	21,432	99	50	164,527	31,529	31,519	212,949
Coushatta Seniors Apts.	Coushatta	LA	24	721,926	22,500	99	50	171,159	32,981	32,975	222,783
Cypress View Estates	Shaw	MS	24	706,733	37,500	95	50	166,414	31,753	31,753	214,532
Delta Terrace Estates	Sterlington	LA	24	746,016	39,700	95	50	180,474	33,110	33,110	223,787
Diamond Court II L.P.	Harrington	DE	32	1,227,507	38,300	99	50	297,192	53,906	53,906	363,027
East Magnolia Village	Port Gibson	MS	24	656,524	35,000	99	50	161,503	30,253	30,252	204,493
Edmonson Properties	Brownsville	KY	16	478,851	15,470	99	50	118,956	22,427	21,949	147,573
Elliott Manor, Ltd.	Sandy Hook	KY	24	765,576	23,960	99	50	184,831	34,371	34,370	224,805
Elmwood Estates, L.P.	Monroe	LA	32	1,042,793	32,550	99	50	94,754	14,944	14,944	97,473
Fieldcrest, Ltd.	Lexington	KY	16	439,318	23,275	99	50	114,667	22,570	22,569	152,565
Flambeau Village, L.P.	Ladysmith	WI	51	1,662,446	723,000	99	50	779,080	161,415	0	936,530
Folsom South Venture	Folsom	LA	12	380,071	20,073	99	50	90,324	17,574	17,574	118,600
Forest Park Apts. Ltd.	Lake Butler	FL	32	915,503	43,150	99	50	212,871	42,568	42,568	286,700
Franklin Vista II, Ltd.	Anthony	NM	28	888,364	47,250	95	50	216,093	39,778	39,776	268,879
Gaslight Square Apts.	Versailles	IN	24	713,538	39,474	95	50	179,152	32,603	31,670	214,144
Gatewood Apts., Ltd.	Bayou George	FL	37	1,118,168	59,533	95	50	270,750	50,051	49,985	337,579
Gibsland Villas L.P.	Gibsland	LA	24	766,993	42,930	95	50	206,022	35,484	35,538	240,012
Gilman Seniors Apts.	Gilman City	MO	6	160,805	5,000	99	50	35,221	6,565	6,565	27,902
Glenmora Apts.	Glenmora	LA	13	424,943	21,590	99	50	96,605	19,890	19,890	129,789
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,273,310	67,650	99	50	304,975	63,670	63,671	412,479
Greenwood Assoc. L.P.	Greenwood	AL	40	1,287,152	66,700	95	50	292,301	55,016	55,016	371,667
Hagewood Apts. Ltd.	Natchitoches	LA	16	561,504	29,775	95	50	134,601	25,198	25,198	170,845
Hickory Square L.P.	Little Rock	AR	40	1,350,755	29,900	95	50	284,550	55,718	55,718	376,874
Hidden Hill Apts., Ltd.	Elizabethtown	KY	16	500,329	26,796	99	50	120,935	22,946	22,371	147,568
Hilltop Manor RRH, II	Ocala	FL	45	1,343,278	58,600	99	50	326,541	63,009	63,005	421,800
Hillwood, Ltd.	Anderson	AL	12	317,949	16,900	99	50	86,050	16,940	16,940	114,509
Hitchcock Housing Ltd.	Hitchcock	TX	40	1,035,479	55,200	95	50	250,676	47,521	47,522	320,775
Houston Associates	Lycoming Cntry	PA	24	955,844	29,850	99	50	234,799	43,362	43,362	289,459
Hurricane, Ltd.	Hurricane	UT	24	833,064	70,250	95	50	201,993	38,171	38,170	258,187
Indianwood Apts. II	Lafayette	AL	24	621,190	32,800	99	50	113,856	22,697	22,697	153,419
Joaquin Apts., Ltd.	Joaquin	TX	32	751,546	40,000	99	50	181,777	34,700	34,702	234,450
Jonesville Apts. for Srs.	Jonesville	LA	18	558,874	29,518	99	50	136,811	24,598	25,341	166,931
Kent Summit, Ltd.	Shelbyville	KY	8	244,465	3,330	99	50	57,207	10,266	10,264	69,322
Kingswood II, Ltd.	Mount Olive	MS	24	647,365	34,907	95	50	152,206	29,013	29,014	196,135
LaGrange Apts. II L.P.	Lagrange	MO	8	192,962	6,000	99	50	45,711	9,135	9,136	59,979
Lake City Village, Ltd.	Lake City	FL	36	1,130,570	63,040	99	50	269,685	48,476	48,476	325,383
Lakecrest, Ltd.	Elizabethtown	KY	36	1,060,948	58,620	95	50	266,539	46,274	42,307	280,122
Lakeview Estates, Ltd.	Lakeview	AR	33	1,032,910	54,700	99	50	249,451	48,220	48,220	325,783
Lakewood Apts. II, Ltd.	Lake City	FL	32	869,722	46,350	95	50	212,000	39,072	39,020	263,527
Larue Properties, Ltd.	Hodgenville	KY	24	622,588	23,480	99	50	185,145	30,844	30,843	208,383
Las Rosas II, Ltd.	Tularosa	NM	28	918,091	48,820	95	50	221,375	40,998	41,000	277,136
Laurelwood Apts., L.P.	Collierville	TN	35	1,067,849	73,050	95	50	259,302	47,058	42,466	286,871
Lead Bayou, Ltd.	Cleveland	MS	48	1,328,294	70,600	95	50	236,394	50,719	50,720	335,656
Lewis Apts. Company I	Lowville	NY	18	685,559	36,250	99	50	165,773	31,410	31,410	212,220
Lewistown Apts. L.P.	Lewistown	MO	12	285,036	15,053	95	50	67,666	12,513	12,513	85,089
Lillie Mae's Retirement Village, L.P.	Chickasha	OK	48	1,103,651	144,500	99	50	299,293	49,783	49,782	336,206
Lockport Seniors Apts.	Donaldsonville	LA	32	857,348	45,400	99	50	217,714	38,955	38,941	263,102
Longview Terrace, Ltd.	Decatur	MS	24	691,774	36,700	95	50	159,185	31,294	31,293	211,064
Magnolia Plaza, Ltd.	Magnolia	TX	36	959,342	51,000	95	50	231,713	42,912	42,913	290,068
Manor Apts.	Caddo Mills	TX	24	580,745	18,200	99	50	128,510	25,727	25,727	173,817
Many Seniors Apts.	Many	LA	32	961,374	29,850	99	50	230,490	42,855	42,840	289,452
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,035,256	54,880	95	50	249,384	46,525	45,530	294,708
Maple Leaf Associates	Watsontown	PA	24	933,156	49,500	95	50	225,188	42,249	42,248	295,350
Marion Sept. Housing	Marion	KS	20	545,972	29,000	95	50	131,628	25,643	24,761	168,056
Meadowland Apts. Ltd.	Iowa	LA	16	523,356	29,332	99	50	129,131	20,291	20,291	135,606
Mills-Shapley L.P.	Greenville	MS	14	210,041	21,975	99	27.5	82,157	29,875	23,706	133,927
Mitchell II Limited	Mitchell	IN	24	741,683	38,370	99	50	181,473	30,213	30,222	203,860
Mosswood Apts., Ltd.	Start	LA	24	756,032	36,700	95	50	166,822	30,853	30,853	204,191
Mountain View Apts. II	Morehead	KY	24	738,816	39,632	99	50	186,493	34,093	33,081	223,307
Munfordville Properties	Munfordville	KY	10	341,030	18,000	95	50	81,248	14,805	13,784	93,173
M-W Ltd. Partnership	Westfield	WI	8	238,643	12,740	95	50	58,068	9,137	7,964	53,815
New Caney Oaks, Ltd.	New Caney	TX	57	1,218,236	65,000	95	50	293,148	54,567	54,567	368,469
North Deer Creek, L.P.	Hollandale	MS	24	704,775	38,325	95	50	174,358	32,641	32,641	220,411
Oak Leaf Partnership	Jackson	MS	16	128,135	115,600	99	50	63,090	12,695	12,823	93,128
Oak Valley Place II LP	Knox	IN	18	534,312	28,385	99	50	122,084	21,224	21,224	143,458
Oakdale Seniors Apts.	Oakdale	LA	26	768,926	40,950	95	50	184,861	33,879	33,820	228,616
Oakwood Apts., L.P.	Hannibal	MO	24	582,637	18,186	95	50	140,222	25,568	25,568	173,862
Old Oak Estates, L.P.	West Monroe	LA	37	1,247,211	39,570	99	50	306,274	56,902	56,902	384,618
Onion Creek, Ltd.	Buda	TX	32	823,845	44,561	95	50	199,101	35,728	35,728	240,985
Orchard Commons Ltd.	Crab Orchard	KY	16	448,230	16,110	99	50	122,449	22,612	22,612	152,696
PDC Eighteen L. P.	Newport	AR	32	1,052,261	32,570	95	50	236,615	42,406	41,468	280,082
PDC Twenty Two LP	Cherry Valley	AR	20	736,223	22,970	95	50	171,475	32,150	30,416	205,952
Park Place East Assoc.	Muncy	PA	24	905,691	30,250	99	50	241,188	38,467	38,466	259,791
Park Place North Assoc.	Muncy	PA	16	605,770	32,300	99	50	146,836	27,863	27,862	188,242
Parkwood Assoc., L.P.	Stateline	MS	24	672,315	20,920	99	50	164,700	31,229	31,229	210,993
Pecan Villa Apts., L.P.	Richwood	LA	32	1,071,010	57,700	95	50	262,777	48,853	48,852	330,184
Pecanwood Apts. III	Whitehouse	TX	32	709,849	37,500	99	50	178,638	32,501	32,501	219,584
Perry Apartments L.P.	Perry	MO	8	185,287	9,895	95	50	44,222	7,925	7,925	54,753
Pocomoke Villas L. P.	Pocomoke City	MD	37	1,489,629	78,947	99	50	362,966	68,784	68,785	457,125
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	678,023	36,500	95	50	164,502	29,233	29,234	192,198
Regency Apts. of Reno	Reno	TX	24	577,551	18,000	99	50	138,379	24,673	24,673	165,173
Regency Assoc., Ltd.	Sumrall	MS	24	655,071	34,778	95	50	158,045	28,875	28,876	195,183
Reservoir Hill L. P. V	Baltimore	MD	18	776,530	200	99	50	577,891	112,969	112,970	762,952
Reynolds & Associates, First St., L.P.	Durant	OK	32	846,384	55,600	95	50	106,464	38,111	36,993	246,272
Reynolds & Assoc., N. Place III, L.P.	Calera	OK	16	441,936	23,500	95	50	204,752	18,556	18,491	121,342
Ridge View Apts., Ltd.	Crystal River	FL	44	1,384,191	73,324	95	50	312,000	56,254	56,184	379,513
Ridgecrest Prop. Ltd.	Bridgeport	AL	24	683,172	36,300	95	50	164,784	26,372	26,372	173,852
River View Apts., L.P.	Canton	MO	8	70,855	9,950	99	50	21,494	4,048	4,048	26,515
Riverbend Apts., Ltd.	Delta	LA	16	490,460	26,300	95	50	119,075	21,631	21,631	142,503
Rolling Meadow II L.P.	Greensboro	MD	26	994,142	53,000	99	50	244,480	44,527	42,564	298,060
Russell Sept. Housing,	Russell	KS	12	325,939	17,400	95	50	78,492	15,384	15,384	104,057
Sacramento, Ltd.	Cloudcraft	NM	20	799,831	45,230	95	50	194,175	33,104	33,104	223,658
Shaker Housing Credit	Cleveland	OH	39	N/A	728,428	99	50	335,771	N/A	N/A	390,047
Sleepy Oaks L. P.	West Branch	MI	12	311,708	25,265	95	50	82,239	14,257	12,632	84,733
Somerset West Hills II	Somerset	KY	16	506,000	22,220	99	50	125,254	23,736	23,736	154,868
Southeastern Assoc.	Hammond	LA	42	1,360,424	72,400	99	50	314,798	60,661	59,208	372,039
Southern Apts. Prtnrshp	Iota	LA	20	594,130	32,759	95	50	142,358	26,675	26,629	179,998
Spring Meadow Apts.	Russell Springs	KY	24	740,539	55,537	99	50	183,090	34,021	34,020	229,967
St. Rose Assoc., Ltd.	Frankfort	NY	24	930,255	29,803	99	50	182,093	45,163	43,590	284,457
Streamside Associates	St. Rose	LA	24	768,817	40,150	99	50	238,335	35,568	35,956	241,331
Sullivan Garden Apts.	Sullivan	MO	23	295,947	9,275	99	50	80,933	15,273	15,273	100,371
Summer Place, Ltd.	St. Helen	MI	12	339,359	18,050	95	50	81,457	14,759	14,466	97,782
Sun Rise North Ltd.	Guntersville	AL	48	1,494,663	46,800	99	50	362,362	56,607	56,607	381,955
Sunrise Apartments LP	Milton	WV	12	382,079	77,000	95	50	82,532	13,669	14,244	95,082
Taft Gardens, Ltd.	Taft	TX	24	630,151	33,500	95	50	151,792	26,807	26,807	177,320
Taft Terrace, Ltd.	Taft	TX	32	840,202	44,700	95	50	202,669	37,633	37,633	254,547
Timberline Apartments	Wilburton	OK	24	626,189	33,400	95	50	151,443	27,722	27,723	187,390
Valley Limited, L.P.	Vevay	IN	24	698,232	22,500	99	50	128,592	34,792	24,891	168,177
Valley Place Associates	Elysburg	PA	32	1,295,805	67,200	99	50	311,318	58,283	58,283	386,751
Wayland Apts., L.P.	Wayland	MO	8	191,745	10,211	95	50	45,771	8,166	8,166	56,222
West Meadow Apts. II	Geneva	AL	32	852,110	47,900	95	50	187,250	34,497	34,452	232,676
Wexford Associates	Littleton	ME	16	813,915	40,000	99	50	175,185	34,815	33,354	222,828
Willow Haven Apts.	Delhi	LA	44	1,399,016	78,391	95	50	323,906	61,540	61,540	415,982
Wilson Lake Associates	Wilton	ME	34	1,621,964	85,900	99	50	400,896	76,574	76,574	517,350
Wolcott Associates	Alport	NY	40	1,444,096	77,936	99	50	353,080	67,142	65,409	432,378
Woodcrest Apts., L.P.	Lafayette	TN	32	966,457	62,000	95	50	233,994	43,529	38,883	260,372
Housing Partners VI LP	N/A	N/A	N/A	N/A	N/A	4	4	24,922	5,779	5,779	23,267
Housing Prtnrs. VIII LP	N/A	N/A	N/A	N/A	N/A	2	2	13,873	2,757	2,757	11,004
Housing Partners IX LP	N/A	N/A	N/A	N/A	N/A	2	2	13,972	2,568	2,568	10,363
Housing Partners XI LP	N/A	N/A	N/A	N/A	N/A	6	6	39,093	8,521	8,521	34,368
Housing Prtnrs. XII LP	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,119	11,119	44,336
Housing Prtnrs. XIII LP	N/A	N/A	N/A	N/A	N/A	4	4	29,603	5,445	5,445	21,551
Housing Prtnrs. XV LP	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,282	11,282	45,128
Housing Partners IX LP	N/A	N/A	N/A	N/A	N/A	6	6	38,703	7,707	7,707	31,102
			3,600	$108,714,748	$6,945,607			$27,190,082	$5,019,611	$4,804,968	$33,396,684

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

1996 LIHC Credits - The amount of Low Income Housing Credits ("LIHC") generated by the Operating Partnerships and allocated to the Partnership for the tax year ending 12/31/96.

Accumulated LIHC (from Inception of Bayfield) - The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/96.

               The following is additional information on certain Operating Partnerships which had operational or other financial problems either during or which continued during the Fiscal Year ended March 31, 1997:

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

               After extensive motion practice and discovery, on January 13, 1995, a settlement agreement was entered into providing for a designated representative of the Partnership (a company under common ownership and control with Megan Asset Management) to take over management of the affected Operating Partnerships and the replacement of Carver as general partner subject to the consent of RD (which was obtained in December, 1995). This settlement agreement also provides for an audit of the two Operating Partnerships and for Citrus Terrace Village Ltd., an Operating Partnership unaffiliated with Carver, but which G&R managed ("Citrus Terrace"). This audit uncovered possible claims of the two Operating Partnerships and Citrus Terrace against the defendants totaling $83,599, which amount was contested by Carver. Following a hearing on November 13, 1997, the Court ruled that it would enter summary judgment in favor of the Partnership against Carver in the amount of $78,599 together with interest from January 24, 1996. Thereafter Carver appealed the Court's entry of judgment in favor of the Partnership. After the filing of briefs and hearing the arguments the Circuit Court of Appeal, First District, State of Florida dismissed Carver's appeal and the judgment in favor of the Partnership became final. Subsequently, pursuant to the terms of the Settlement Agreement, the Partnership applied for an award of attorneys' fees, which has not been ruled upon by the Court. While the Partnership is making attempts to recover against Carver with respect to the judgment on behalf of the affected Operating Partnerships, there can be no assurance that any such amounts will be recovered by such Operating Partnerships.

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

               The Partnership has also paid professional fees on behalf of Citrus Terrace relating to the litigation against the former general partner and the takeover and workout of this Operating Partnership in the amount of $57,098. Said payments have been reflected as a note payable to the Partnership on the financial statements of the Operating Partnership. As the repayment of the fees for professional services paid by the Partnership on behalf of Citrus Terrace is subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves and RD's approval, there can be no assurance that any such amounts will be recovered from this Operating Partnership.

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

               Flambeau Village is the Partnership's largest single producer of tax credits with approximately $163,000 in annual tax credits. Accordingly, the Partnership engaged legal and tax counsel and tax credit compliance experts to review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code ("IRC"), meet with the IRS and actively monitor the situation. As a result of a meeting between the professionals engaged by the Partnership and the IRS , the Partnership was informally informed that the IRS had concluded that Flambeau Village had failed to meet the minimum set-aside and rent restriction tests of Section 42 of the IRC and therefore, it had not qualified for and was not entitled to Tax Credits for any year. The IRS however did not issued a formal report at the time and its investigation and the Developer/General Partner's negotiations with the IRS continued.

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

               The Partnership has also paid professional fees on behalf of Broadway Terrace, Longview Terrace and Pontotoc Ridge, relating to the takeover and workout of these Operating Partnerships from the estate of the deceased Operating General Partner and successfully contesting the RD foreclosure proceedings with respect to Broadway Terrace in the amount of $122,125. As the repayment of the fees for professional services paid by the Partnership on behalf of these Operating Partnerships is subject to their having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which these Operating Partnerships do not currently have, and RD's approval, there can be no assurance that any such amounts will be recovered from such Operating Partnerships.

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

Item 3. Legal Proceedings

See discussion of applicable legal proceedings above in "Item 2. Properties", above.

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

Approximate Number of Security Holders

               As of March 31, 2000, there were approximately 1,830 holders of Limited Partnership Interests.

Distributions

               An aggregate of $5,118, $-0-, and $1,030,421 was distributed to Limited Partners for fiscal years ending March 31, 1997, March 31, 1996, and March 31, 1995, respectively, in the form of return of Partnership capital.

Item 6. Selected Financial Data

               The information set forth below presents selected financial data of the Partnership. Additional detailed information is set forth in the audited financial statements listed in Item 14 hereof.

OPERATIONS
	For the Year Ended March 31, 1997	For the Year Ended March 31, 1996	For the Year Ended March 31,1995	For the Year Ended March 31, 1994	For the Year Ended March 31, 1993
Interest income	$ 80,997	$ 243,313	$ 164,178	$ 208,498	$ 229,328
Other Income	11,471	40,891	-0-	-0-	-0-
	92,468	284,204	164,178	208,498	229,328

Equity in Losses of Operating Partnerships	(1,551,846)	(2,588,698)	(3,675,489)	(3,748,006)	(4,277,536)
Expenses	(447,424)	(361,305)	(673,971)	(788,926)	(1,617,498)
Net Loss Before Gain (Loss) on Sale of Auction Interest	(1,906,802)	(2,665,799)	(4,185,282)	(4,328,434)	(5,665,706)
Gain (Loss) on Sale of Auction Interests	-0-	-0-	-0-	-0-	(360,954)
Net Loss	$ (1,906,802)	$ (2,665,798)	$ (4,185,282)	$ (4,328,434)	$ (6,026,600)
Net Loss Before Sale of Auction Interests per 0.05% Partnership Interest	$ (953)	$ (1,333)	$ (2,093)	$ (2,164)	$ (2,833)
Net Loss per 0.05% Partnership Interest	$ (953)	$ (1,333)	$ (2,093)	$ (2,164)	$ (3,013)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 0	$ 515	$ 258	$ 0
Balance Sheet	As of March 31, 1997	As of March 31, 1996	As of March 31, 1995	As of March 31, 1994	As of March 31, 1993
Total Assets	$ 4,303,853	$ 6,166,549	$ 8,889,077	$ 13,217,016	$ 16,747,813
Total Liabilities	$ 173,203	$ 169,116	$ 323,869	$ 4,474,580	$ 11,929,470
Partners' Capital	$ 4,130,650	$ 5,997,432	$ 8,565,208	$ 8,742,436	$ 4,818,343

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

               Commencing in calendar 1995, although funds from certain other sources were received during the 1996 and 1995 fiscal years (see "Liquidity" under this Item), the Partnership's primary source of funds became the annual distributions from the Operating Partnerships in which the Partnership has an interest, which has been negotiated at $750 per year, per Operating Partnership, provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations.

               The total amount due annually to the Partnership from the $750 distributions from the Operating Partnerships is $105,000. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. For the 1996 calendar year $46,000 of the distributions is outstanding and due to the Partnership. To the extent that such distributions or portion thereof are not paid in any year, the remainder accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.

               The Partnership also receives interest income on account balances.

               The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds from the sale or refinancing of its interest in the Operating Partnerships (the General Partner has actively begun exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships - See "Item 1 - Description of Business", above). There can be no assurance that such proceeds, if any, from the sale or refinancing of the remaining Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. Further there can be no assurance that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see "Liquidity" subsection "(f)", below), will ultimately yield an economic benefit to the Limited Partners.

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 1997, an aggregate of $1,315,052 was owed pursuant to the Investor Notes. These notes are considered past due. As of March 31, 1996, an aggregate of $1,385,793 was owned pursuant to the Investor Notes, all of which was past due. As of March 31, 1995, $1,627,012 was owed pursuant to the Investor Notes, of which $1,587,861 was payable by Limited Partners whose Investor Notes were past due.

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

Liquidity

               The Partnership's principal uses of funds are its operating expenses and, prior to December 31, 1994, (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at March 31, 1997 were $115,764 with respect to the Operating Partnerships. The remaining unpaid balances of such contractual obligations at March 31, 1996 were $136,913 and at March 31, 1995, $214,847 with respect to the Operating Partnerships. The Partnership also assumed certain accrued expenses pursuant to the Plan, of which $0 were outstanding as of March 31, 1997, $0 was outstanding as of March 31, 1996 and $27,919 were 2outstanding as of March 31, 1995. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 1997 Fiscal Year, 1996 Fiscal Year and the 1995 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $70,741, $241,219, and $5,048,225 respectively, from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) $80,997, $243,313, and $164,178 respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan, and lockbox funds held by the Secured Lenders.

For the 1997 Fiscal Year, 1996 Fiscal Year and 1995 Fiscal Year respectively, the uses of funds by the Partnership were as follows:

(a) $21,149, $93,259, and $2,480,404 respectively, for capital contributions to the Operating Partnerships;

(b) $0, $-0-, and $1,577,000 respectively, for principal payments on loans to the Secured Lenders;

(c) $0, $-0-, and $39,499 respectively, for interest payments primarily to the Secured Lenders;

(d) $310,301, $188,621, and $137,328 respectively, for professional fees which amounts for the 1997 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnership and subsequent litigation against an accounting firm that performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collections actions against Limited Partners who defaulted on the payment of their Investor Notes; such amounts for the 1996 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnerships, and collection actions against Limited Partners who defaulted on the payment of their Investor Notes; such amounts for the 1995 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnerships, and collection actions against Limited Partners who defaulted on the payment of their Investor Notes;

(e) $132,714, $188,086 and $356,859 respectively, for operating expenses; and

(f) $5,118, $-0- and $1,030,421 respectively, for the 1997 Fiscal Year, the 1996 Fiscal Year and 1995 Fiscal Year, for payments as a return of capital made to the Limited Partners in accordance with the Plan.

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

               No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions. It is not presently anticipated that any such payments will be made. See, "Item 10. Directors and Executive Officers of the Registrant - The Investors Committee".

               The net decrease in cash held by the Partnership amounted to $297,896 for the 1997 Fiscal Year, a net decrease in cash of $263,930 for the 1996 Fiscal Year, and a net increase in cash of $616,379 for the 1995 Fiscal Year. The Partnership currently anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until the end of the 15 year compliance period of the Operating Partnerships, years 2002-2004 depending upon when each placed its Project in-service (the General Partner has actively begun exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships - see "Item 1 - Description of Business", above). However, there can be no assurance in the future that the Partnership will be able to meet its obligations should the sale or refinancing extend beyond the originally anticipated 15 year period.

Results of Operations

               Expenses, comprised principally of depreciation expenses passed through to the Partnership from the Operating Partnerships, exceeded income, which is comprised principally of interest income, by $1,906,802 for the 1997 Fiscal Year, $2,665,799 for the 1996 Fiscal Year and $4,185,282 for the 1995 Fiscal Year.

               As noted above under "Item 1. Business - Description of Business", the Partnership's principal business is the maintenance of its interests in the Operating Partnerships, and the Partnership does not expect to make new investments or otherwise engage in additional activities. The Partnership's results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships or corporate transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

               It is estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated or still to be generated by the Partnership will aggregate approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. Further the production of such Tax Credits will take slightly longer than the ten years estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership. Such estimate is based on the following assumptions: (i) the Partnership will continue to use its available cash to attempt to preserve as much of its present portfolio of Projects as possible and will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships, (ii) the current applicability of the tax laws and regulations and current interpretations of such laws and regulations by the courts, remain unchanged, (iii) the occupancy of each of the Projects with qualifying individuals will continue substantially unchanged throughout the applicable Tax Credit compliance period, and (iv) no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group. In the tax year ended December 31, 1996, the Limited Partners were allocated approximately $4,805,000 in Tax Credits, or approximately $2,402 per 0.05% of Partnership Interest.

              Interest income decreased by approximately 67% for the March 1997 Fiscal Year from the 1996 Fiscal Year and is primarily due to a reduction in the amount of late interest collected on defaulted Investor Notes. Interest income increased by approximately 48% to $243,000 for the 1996 Fiscal Year from $164,000 for the 1995 Fiscal Year and was primarily due to the collection of late interest on defaulted Investor Notes. For the 1995 Fiscal Year, interest income decreased by approximately 21% from $209,000 interest income for the 1994 Fiscal Year, primarily due to the decrease in the amount of the Investor Notes outstanding. Due to the end of the investor pay-in period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes, there will be no material interest income for future periods from the Investor Notes.

               Equity in losses from Operating Partnerships was $1,552,000 for the 1997 Fiscal Year and $2,589,000 for the 1996 Fiscal Year, or a decrease of 40%. There was a 30% decrease for the 1996 Fiscal Year from the prior 1995 Fiscal Year. The decreases in losses from Operating Partnership was caused by the limitation of recognizing losses under the equity method of accounting in which losses in excess of aggregate investment in each Operating Partnership are not recognized. Approximately 65% of the losses from the Operating Partnerships were not recognized on the Partnership's books of account for financial purposes for the 1997 Fiscal Year, as the aggregate losses were in excess of the Partnership's investments in the Operating Partnerships, and approximately 45% of the losses for the 1996 Fiscal Year were not recognized for financial statement purposes. There was a decrease for the 1995 Fiscal Year of approximately 2%, primarily as a result of fluctuation in the rental income, operating expenses and depreciation of such Operating Partnerships.

              Management fees were the same for the 1997 Fiscal Year and 1996 Fiscal Year. During the 1996 Fiscal Year, management fees paid decreased to $119,500 from the 1995 Fiscal Year. This was a decrease in the Management fees of approximately $272,000 from the prior 1995 Fiscal Year. There was also a decrease of approximately $92,000 in the 1995 Fiscal Year from the 1994 Fiscal Year. The decreases were due to a decrease in Independent Manager's fee after the end of the investor pay-in period as of December 31, 1994, the elimination of the general partner fee, and the elimination of the investor billing fee.

               Professional fees of approximately $317,000 in the 1997 Fiscal Year included fees incurred for the removal of the general partners of three of the Operating Partnerships and subsequent litigation against an accounting firm that performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collections actions against Limited Partners who defaulted on the payment of their Investor Notes. Professional fees of approximately $165,000 in the 1996 Fiscal Year included fees incurred in connection with the removal of the general partners of three of the Operating Partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes. Professional fees of approximately $179,000 in the 1995 Fiscal Year included fees incurred for the removal of the general partners of three of the Operating Partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes.

               No interest expense was incurred in the 1997 and 1996 Fiscal Year and all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year. Interest expense decreased by approximately 88% for the 1995 Fiscal Year from the 1994 Fiscal Year, this decrease was a result of the amortization in the principal of the loan balance and the decrease in the interest rate arising from the refinancing of the indebtedness to the Secured Lenders.

               No amortization of organization costs were incurred in the 1997 Fiscal Year. Amortization of organization costs decreased 18% for the 1996 Fiscal Year from the 1995 Fiscal Year due to 1996 being the final year of amortization of all organization costs.

               Other income of approximately $11,000 was recorded in the 1997 Fiscal Year and is a result of the recovery of bad debts and the recovery of expenses incurred to collect the bad debts. Other income of approximately $41,000 was recorded in the 1996 Fiscal Year and is a result of a collection of a bad debt and the write-off of an account payable that was recorded in a prior Fiscal Year.

               Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events is estimated at $1,968,000, subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see "Item 2. Properties", above) and any unpaid or accrued annual distributions due the Partnership (see "Capital Resources", above), against the sums due from the Operating Partnerships and reduced by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency.

               The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1996, 1995, and 1994 respectively, Limited Partners were allocated $4,804,968, $5,020,191 and $4,993,176 in Tax Credits, or approximately $2,402, $2,510 and $2,500 per 0.05% of Partnership Interest, respectively.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

               Not Applicable

Item 8. Financial Statements and Supplementary Data.

               See "Item 14" and Exhibit 12 for a list of the Partnership's Financial Statements filed as part of this report.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None

PART III

Item 10. Directors and Executive Officers of the Registrant.

               The Partnership has no directors or executive officers and has no employees of its own.

General Partner

               The sole General Partner of the Partnership is Megan Asset Management, Inc., whose mailing address is 1424 West Century Ave., Suite 102, Bismarck, ND 58501. Megan Asset Management, which is also the Independent Manager of the Partnership, is a Delaware corporation whose executive officers are Gary L. Maddock, Chairman and Secretary, and Paul J. Maddock, President and Treasurer. The shareholders of Megan Asset Management are Gary L. Maddock (25%), Michele Maddock (25%) and Paul J. Maddock (50%).

               Except as limited by the Partnership Agreement, by the Plan or by the Management Agreement, the General Partner shall have full, exclusive and complete discretion in the management and control of the Partnership.

The Independent Manager

               In view of the need to have an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership, a Management Agreement between the Partnership and the Independent Manager was entered into and provides for the Independent Manager to conduct and manage, on the Partnership's behalf, the

Partnership's operations in connection with, among other things, collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan. (See "Item 1. Business - Organization", above) Even after the merger of both the General Partner's and Independent Manager's rights and obligations into Megan Management, and subsequently Megan Asset Management, the Management Agreement was kept in place because it outlined the compensation and duties to be performed more specifically than did the Partnership Agreement. The compensation of the Independent Manager is set forth under "Item 11. Executive Compensation."

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

The Investors Committee

               Pursuant to the Plan, the Investors Committee performs an oversight role in connection with the approval of the deferral of distributions to be made to the Limited Partners and the use thereof to pay costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit and to maintain its investment in the Projects (see "Item 7 - Capital Resources and - Liquidity", above). The Investors Committee does not perform any management functions with respect to the Partnership. All but one of the current members of the Investors Committee are direct or indirect holders of an Interest in the Partnership.

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

The Developer Class Representative

               The Developer Class Representative is ERC Properties, Inc. located in Fort Smith, Arkansas which was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships' bankruptcy proceedings (see "Item 1. Business", above) and continues to represent the approximately 139 Operating Partnerships. Pursuant to the Plan, the Developer Class Representative had and continues to have many responsibilities including but not limited to performing an oversight role in connection with the each Debtor Investor Limited Partnership's right to commence any action to avoid or recover any Pre-Petition transfer of property; negotiate with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing 2000 which shall not exceed $750; file any financing statement (without a Debtor Investor Limited Partnership's or the Master Limited Partnership's signature) which is reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan; it is be deemed to be a holder in due course of the Unfinanced Notes; is directed to execute and record any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.

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

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Fiscal Year Ended	Fee	All Other Compensation (2)
Megan Asset Management, Inc. -	3/31/97	$ 127,460	$ 14,234
Independent Manager (1)	3/31/96	$ 153,287	$ 10,727
	3/31/95	$ 390,989	$ 5,159

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

               The total amount originally due to Continental Construction, with 8% interest as provided in the Plan, as of September 30, 2000 is $4,301,000, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager and 50% is due to the Partnership. With respect to the above 25% of gross fees earned from any of the Operating Partnership, there were no such amounts due or owing to the Partnership for this reporting period. Subsequent to this reporting period, an aggregate of $1,125 and $1,600 was due and paid to the Partnership by the Independent Manager for fiscal periods ending March 31, 2000, and March 31, 1999, from fees earned by it or its Affiliates directly from the Operating Partnerships.

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

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $24,178, $4,900 and $4,535 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 1997, March 31, 1996, and March 31, 1995. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

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

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. The Partnership paid Gary L. Maddock P.C. approximately $123,700 in legal fees and expenses related to legal services rendered to the Partnership, during the 1997 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $48,150 in accounting fees during the 1997 Fiscal Year related to tax return services rendered to approximately 60 Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules

Reports of Independent Accountants

Balance Sheets as of March 31, 1997 and March 31, 1996

Statements of Operations for the fiscal year ended March 31, 1997, March 31, 1996, and March 31, 1995

Statements of Changes in Partners' Capital for the fiscal year ended March 31, 1997, March 31, 1996, and March 31, 1995

Statements of Cash Flows for the fiscal year ended March 31, 1997, March 31, 1996, and March 31, 1995

Notes to Financial Statements as of March 31, 1997, March 31, 1996, and March 31, 1995

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

Dated: November 27, 2000	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager/General Partner By: /s/ Gary L. Maddock Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: November 27, 2000	By:/s/ Gary L. Maddock Chairman and Director, (Principal Executive Officer) Megan Asset Management, Inc.

Dated: November 27, 2000	By:/s/ Paul J. Maddock President and Director, (Principal Accounting Officer) Megan Asset Management, Inc.

Dated: November 27, 2000	By:/s/ Michele Maddock Director, Megan Asset Management, Inc.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
March 31, 1997

 Financial Statements
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
March 31, 1997

CONTENTS:

Financial Statements

[LETTERHEAD OF]
Smith & Radigan

INDEPENDENT AUDITORS' REPORT

To The Partners
Bayfield Low Income Housing Limited Partnership

We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 1997 and March 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1997, 1996 and 1995.  These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 144 of the 148 Operating Partnerships in 1997, 147 of the 149 Operating Partnerships in 1996, and 149 of the 150 Operating Partnerships in 1995 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 48 in 1997, 49 in 1996 and 46 in 1995 of these Operating Partnerships were audited by other auditors whose reports have been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 14 percent and 20.8 percent of the Master Limited Partnership's total assets at March 31, 1997 and March 31, 1996, respectively, and 42.1, 45.8 and 38.8 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1997, March 31, 1996 and March 31, 1995.

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

The financial statements of 97 of the Operating Partnerships in 1997, 98 of the Operating Partnerships in 1996, and 103 of the Operating Partnerships in 1995 were not audited. These investments comprised 45.4 percent and 43.4 percent of the Master Limited Partnership's total assets at March 31, 1997 and March 31, 1996, respectively, and 39.3 percent, 51.3 percent, and 50.6 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1997, March 31, 1996 and March 31, 1995. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 97 Operating Partnerships in 1997, 98 Operating Partnerships in 1996, and 103 Operating Partnerships in 1995 referred to in the preceding paragraph been audited, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 1997 and March 31, 1996, and the results of its operations and its cash flows for the years ended March 31, 1997, March 31, 1996 and March 31, 1995, in conformity with generally accepted accounting principles.

/s/ Smith & Radigan
Atlanta, Georgia
November 11, 1997
Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
ASSETS
	March 31, ;
	1997	1996
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$ 2,355,603	$ 3,958,955
OTHER ASSETS:
Cash	1,661,534	1,959,430
Advances to operating partnerships	286,716	268,987
	$ 4,303,853	$ 6,187,372

LIABILITIES AND PARTNERS' CAPITAL
	March 31, ;
	1997	1996
Accounts payable and accrued expenses	$ 57,439	$ 53,027
Contributions payable to operating partnerships	115,764	136,913
	173,203	189,940
Partners' capital
Limited partners	5,445,677	7,383,192
General partner	25	33
Subscriptions receivable	(1,315,052)	(1,385,793)
	4,130,650	5,997,432
	$ 4,303,853	$ 6,187,372

The Notes to Financial Statements are an integral part of these Statements.

Statements of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the Year Ended March 31,
	1997	1996	1995
Income
Interest income	$ 80,997	$ 243,313	$ 164,178
Other income	11,471	40,891	-0-
	92,468	284,204	164,178

Equity in losses of operating partnerships	(1,551,846)	(2,588,698)	(3,675,489)
Expenses:
Management fees	119,500	119,500	390,989
Professional services	317,210	165,245	178,956
Interest	-0-	-0-	31,722
Amortization	-0-	17,973	21,944
Other expense (income)	10,714	58,587	50,360
	447,424	361,305	673,971
Net loss	$(1,906,802)	$(2,665,799)	$(4,185,282)
Net loss allocated to General Partner	$ (8)	$ (11)	$ (17)
Net loss allocated to limited Partners	$(1,906,794)	$(2,665,788)	$(4,185,265)
Net loss per .05% limited partnership interest	$ (953)	$ (1,333)	$ (2,093)

The Notes to Financial Statements are an integral part of these Statements.

Statements of Changes in Partners' Capital
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	Limited Partners	General Partners	Subscriptions Receivable	Total
Partners' capital March 31, 1994	$15,417,612	$ 61	$(6,675,237)	$ 8,742,436

Net loss for the year ended March 31, 1995	(4,185,265)	(17)	-0-	(4,185,282)
Distributions	(1,030,421)	-0-	-0-	(1,030,421)
Collections and adjustments	(9,750)	-0-	5,048,225	5,038,475

Partners' capital March 31, 1995	10,192,176	44	(1,627,012)	8,565,208

Net loss for the year ended March 31, 1996	(2,665,788)	(11)	-0-	(2,665,799)
Repurchase of limited partnership unit	(18,500)	-0-	-0-	(18,500)
Collections and adjustments	(124,696)	-0-	241,219	116,523

Partners' capital March 31, 1996	7,383,192	33	(1,385,793)	5,997,432

Net loss for the year ended March 31, 1997	(1,906,794)	(8)	-0-	(1,906,802)
Distributions	(5,118)	-0-	-0-	(5,118)
Collections and adjustments	(25,603)	-0-	70,741	45,138

Partners' capital March 31, 1997	$ 5,445,677	$ 25	$(1,315,052)	$ 4,130,650

The Notes to Financial Statements are an integral part of these Statements.

Statements of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS

	For the Year Ended March 31,
	1997	1996	1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,906,802)	$(2,665,799)	$(4,185,282)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Equity in losses of Operating Partnerships	1,551,846	2,588,698	3,675,489
Amortization	-0-	17,973	21,944
Decrease (increase) in other assets	8,174	(188,237)	1,294,240
Increase (decrease) in accounts payable and accrued expenses	4,412	(76,821)	(97,857)
Total adjustments	1,564,432	2,341,613	4,893,816
Net cash provided (used) by operating activities	(342,370)	(324,186)	708,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions paid to Operating Partnerships	(21,149)	(37,767)	(2,523,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions received	70,741	116,523	5,038,475
Payments to secured lenders	-0-	-0-	(1,577,000)
Distributions	-0-	-0-	(1,030,421)
Repurchase of limited partnership unit	(5,118)	(18,500)	-0-
Net cash provided by financing activities	65,623	98,023	2,431,054

NET INCREASE (DECREASE) IN CASH	(297,896)	(263,930)	616,379
CASH BALANCE, BEGINNING OF YEAR	1,959,430	2,223,360	1,606,981
CASH BALANCE, END OF YEAR	$ 1,661,534	$ 1,959,430	$ 2,223,360
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -0-	$ -0-	$ 39,500

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

The fifty-two Debtor Investor Partnerships were the following Delaware limited partnerships:

Arlington Estates Limited Partnership	Greenfield Estates Limited Partnership
Barrington Estates Limited Partnership	Greenwood Estates Limited Partnership
Bayfield Estates Limited Partnership	Harborfield Estates Limited Partnership
Beechfield Estates Limited Partnership	Holly Estates Limited Partnership
Birchfield Estates Limited Partnership	Hunter Estates Limited Partnership
Blakefield Estates Limited Partnership	Kehrs Mill Estates Limited Partnership
Brighton Estates Limited Partnership	Littlefield Estates Limited Partnership
Brookline Estates Limited Partnership	Livingston Realty Investors Limited
Candle Ridge Estates Limited Partnership	Meadowfield Estates Limited Partnership
Canterbury Estates Limited Partnership	Mitchellfield Estates Limited Partnership
Carlysle Estates Limited Partnership	Northfield Estates Limited Partnership
Cherrywood Estates Limited Partnership	Norwich Estates Limited Partnership
Chesterfield Estates Limited Partnership	Oleander Estates Limited Partnership
Clarkson Estates Limited Partnership	Pine Hollow Estates, A Delaware Ltd. Partnership
Clayton Estates Limited Partnership	Plainfield Estates Limited Partnership
Cloverfield Estates Limited Partnership	Plantingfield Estates Limited Partnership
Copperfield Estates Limited Partnership	Redwood Estates Limited Partnership
Crescent Estates Limited Partnership	Rosewood Estates Limited Partnership
Deerfield Estates Limited Partnership	Sagewood Estates Limited Partnership
Delafield Estates Limited Partnership	Southfield Estates Limited Partnership
Edenfield Estates Limited Partnership	Springfield Estates Limited Partnership
Emerald Estates Limited Partnership	Summerfield Estates Limited Partnership
Everest Estates Limited Partnership	Sycamore Realty Investors Limited Partnership
Evergreen Estates Limited Partnership	Walnut Estates Limited Partnership
First Estates Limited Partnership	Wynnfield Estates Limited Partnership
Glenwood Estates Limited Partnership	Wilshire Estates Limited Partnership

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

(3) Developer Class consists of all Allowed Claims held by Operating Partnerships (or the general partners thereof) against a Debtor Investor Partnership exclusive of those specifically included in subsection (b) of the "Other Creditor Class." Except for Developers holding the Auction Interests, each of the Developers received:

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

(b)  Additional amounts, if any, pursuant to Article 15 of the Plan. ("Payments from Capital Events") (Note F). Such amounts will only be paid after payment in full of amounts due from such monies to the Secured Lender Class and Developer Class, and payments have been made to the Investor Class equal to: twenty percent (20%) of its net capital invested; plus interest at a rate of ten percent (10%) per annum from December 31, 1994; plus an additional one hundred percent (100%) of its net capital invested.

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

Upon written consent of the Investor Committee, payments to be made to Investors pursuant to the above may be deferred and instead paid to Developers or for other costs and expenses for the administration of the Master Limited Partnership.

Pursuant to Articles 14 and 15 of the Plan, Investors are entitled to receive additional payments based on proceeds from capital events and other specified conditions. (Note F.)

(9) General Partner Class consists of all interests held by First American in a Debtor Investor Partnership. The holder became the general partner of the Master Limited Partnership and was entitled to certain payments from the proceeds of capital events pursuant to Article 15 of the Plan. (Note F.)

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

Pursuant to an agreement entered into in December 1991, as amended, First American withdrew as the General Partner of the Master Limited Partnership, subject to the consent of the Limited Partners of the Master Limited Partnership. In connection therewith, First American received a total of $434,968 for the transfer or release of all rights or economic benefits owed by the Master Limited Partnership to First American or its subsidiaries and in full settlement of any outstanding claims. Megan Management Company ("Megan"), the Independent Manager, agreed to become or have an entity under common control with it become General Partner of the Master Limited Partnership in place of First American subject to the approval of the Limited Partners; pending receipt of such approval, First American immediately relinquished to the Independent Manager any remaining management powers and responsibilities as well as all of its rights to income tax items related to its one percent ownership interest in the Master Limited Partnership from January 1, 1991 to December 22, 1991. These tax items were allocated on a prorata basis to the remaining partners. Megan Asset Management, Inc. ("Megan Asset") assumed the one percent ownership interest of First American as of December 31, 1991, subject to the approval of the Limited Partners. The agreement also provided for an increase in the Independent Manager's fees in compensation for the additional duties that it had been performing and would perform pursuant to the agreement of $35,000 at closing (December 31, 1991) to cover its takeover costs and $10,000 per month on the first day of every month subsequent to closing through December 31, 1994, the right to receive an amount equal to one-half of the distributions with respect to capital events previously payable to Continental Construction Management (Note F) and would pay to the Master Limited Partnership an amount equal to twenty-five percent of gross fees, if any, earned by it or its affiliates directly from any of the Operating Partnerships and for an extension of the term of the management agreement.

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

Note B - Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments to be cash equivalents.

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

Reclassifications

Certain items in the March 31, 1996 report have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported net income.

Note C - Investment in Operating Limited Partnerships

A summary of the Master Limited Partnership's investments in Operating Partnerships accounted for on the equity method as of March 31, 1997 and March 31, 1996 (Note B) is as follows:

At March 31, 1997
Equity in Operating Limited Partnership	Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AFM RRH, Ltd.	$ 318,000	$ 84,977	$ (358,741)	$ 44,236	$ -0-
Alachua Villas *	260,290	72,481	(447,558)	-0-	40,692
Baker Heights II Ltd.	203,252	53,782	(273,618)	-0-	-0-
Bayshore North Apts-IV	314,405	83,796	(356,867)	41,334	-0-
Blades Limited Partnership	265,681	70,838	(384,514)	-0-	-0-
Broadway Terrace, Ltd.	225,642	60,864	(466,121)	-0-	19,522
Cedar Grove Apts.	282,782	77,001	(398,777)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(516,694)	-0-	3,951
Diamond Court II LP	233,379	63,419	(297,029)	-0-	-0-
Donaldsonville Seniors	298,073	79,316	(339,660)	37,729	-0-
Elmwood Estates	295,860	79,205	(442,851)	-0-	-0-
First Street Apts.	323,407	85,344	(280,592)	128,159	-0-
Forest Park Apts*	215,330	55,915	(441,471)	-0-	-0-
Franklin Vista II	166,138	43,640	(283,088)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(351,436)	22,011	-0-
Greenleaf Gardens	217,714	57,187	(295,243)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(456,921)	-0-	-0-
Hickory Square Apts.	94,754	24,889	(152,176)	-0-	-0-
Hilltop Manor Apts.	216,667	56,761	(415,335)	-0-	-0-
Hitchcock Housing	270,750	71,118	(329,516)	12,352	-0-
Joaquin Apts.	295,621	78,653	(393,788)	-0-	-0-
Lakecrest Apts.	315,954	85,773	(280,524)	121,203	-0-
Lakeview Estates	245,927	65,845	(430,901)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(293,517)	-0-	-0-
Las Rosas II, Ltd.	264,635	70,012	(344,388)	-0-	-0-
Laurel Wood-Capital	205,867	65,524	(208,380)	63,011	-0-
Lead Bayou, Ltd.	212,000	55,686	(297,944)	-0-	-0-
Lillie Mae's Retirement	227,502	58,149	(346,430)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(371,456)	-0-	-0-
Many Seniors Apts.	259,150	62,094	(379,337)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(313,534)	61,642	-0-
New Caney Oaks	225,742	60,543	(303,225)	-0-	-0-
Oakdale-T F Management	249,384	65,506	(387,111)	-0-	-0-
Old Oak Estates	184,856	48,556	(359,055)	-0-	-0-
Onion Creek	304,574	80,449	(378,343)	6,680	-0-
PDC Eighteen LP	196,521	52,298	(282,965)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(311,823)	-0-	-0-
Pecanwoods Apts. III, Ltd.	262,027	69,024	(379,501)	-0-	-0-
Pocomoke Villas Ltd.	175,888	46,923	(289,811)	-0-	-0-
Ridge View Apts.	359,216	95,341	(557,442)	-0-	-0-
Rolling Meadow II L.P.	239,620	64,218	(297,047)	6,791	-0-
Southeastern Assoc.	314,798	82,688	(445,306)	-0-	-0-
Sun Rise Apts. North	352,063	95,182	(489,662)	-0-	-0-
Taft Gardens	151,792	39,871	(236,880)	-0-	-0-
Taft Terrace	202,669	53,235	(379,332)	-0-	-0-
Valley Place Assoc.	309,818	81,774	(490,723)	-0-	-0-
West Meadow II Apts.	183,734	49,185	(220,713)	12,206	-0-
Willow Haven-Cross	323,905	85,080	(593,346)	-0-	-0-
Wilson Lake	400,896	105,304	(538,053)	-0-	-0-
Wolcott Assoc.	351,380	92,691	(399,427)	44,644	-0-
Woodcrest	233,244	61,464	(415,752)	-0-	-0-
	13,008,279	3,446,355	(18,703,924)	601,998	64,165
*Audited by Smith & Radigan, P.C.

At March 31, 1997
Equity in Operating Limited Partnership	Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Albany Commons, LTD	174,956	46,737	(189,046)	32,647	-0-
Anderson County Estates	120,768	32,116	(131,934)	20,950	-0-
Aurora Limited	61,808	24,540	(338,525)	-0-	-0-
Belfast Housing Assoc.	277,403	74,124	(378,983)	-0-	-0-
Berea Summit, Ltd.	43,928	11,855	(84,015)	-0-	-0-
Berkshire Apts. #2	136,665	35,898	(294,048)	-0-	18,976
Blanchard Apts.	166,374	43,899	(208,892)	1,381	-0-
Brentwood Apts.	160,800	42,237	(218,834)	-0-	-0-
Briar Hill Apts.	88,475	23,240	(152,918)	-0-	-0-
Bunkie Apts	164,759	43,277	(250,026)	-0-	-0-
Canal Town Assoc.	57,391	15,075	(15,356)	57,110	-0-
Canyon Hills Villas	76,710	20,719	(102,949)	-0-	-0-
Cedar Crest Apts.	93,972	25,078	16,918	135,968	-0-
Cherrywood (M & W)	57,237	15,253	(99,997)	-0-	-0-
Cle Elum	152,034	40,501	(240,308)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(125,697)	32,422	-0-
Clifford Heights Apts.	224,044	58,940	(322,206)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(293,040)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(262,769)	-0-	-0-
Coushatta Seniors Apts.	170,409	44,958	(215,848)	-0-	-0-
Cypress View Estates	164,942	43,712	(198,722)	9,932	-0-
Delta Terrace	180,474	47,405	(275,435)	-0-	-0-
East Magnolia Village	161,503	42,422	(273,859)	-0-	-0-
Edmonson Prop.	115,874	31,246	(110,386)	36,734	-0-
Elliott Manor, Ltd.	193,347	48,550	(282,765)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(198,776)	-0-	-0-
Flambeau Village	778,330	204,642	(819,282)	163,690	-0-
Folsom South Venture	90,324	23,725	(96,958)	17,091	-0-
Gaslight Square	179,152	47,058	(290,786)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(270,094)	-0-	-0-
Gilman Senior Apts.	35,221	-0-	(30,524)	4,697	8,472
Glenora Apts.	96,605	25,375	(186,170)	-0-	-0-
Hagewood Apts.	132,717	35,356	(217,011)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(143,663)	8,507	-0-
Hillwood Ltd.	86,050	22,603	(152,320)	-0-	-0-
Housing Partners IX	38,703	-0-	(28,776)	9,927	-0-
Housing Partners IX	13,872	-0-	(9,591)	4,281	-0-
Housing Partners VI	24,922	-0-	(17,559)	7,363	-0-
Housing Partners VIII	13,873	-0-	(5,232)	8,641	-0-
Housing Partners XI	39,093	-0-	(33,058)	6,035	-0-
Housing Partners XII	57,942	-0-	(44,876)	13,066	-0-
Housing Partners XIII	29,603	-0-	(16,896)	12,707	-0-
Housing Partners XV	57,942	-0-	(39,271)	18,671	-0-
Houston Assoc.	235,663	61,675	(214,732)	82,606	-0-
Hurricane	191,380	53,058	(250,103)	-0-	-0-
Indianwood Apts. II	113,856	29,907	(238,744)	-0-	-0-
Jonesville Apts. for Sr.	135,654	35,936	(128,054)	43,536	-0-
Kent Summit, Ltd.	58,711	15,552	(90,381)	-0-	-0-
Kingswood II, Ltd.	151,543	39,980	(169,343)	22,180	-0-
LaGrange Apts.-II	42,622	12,020	(44,460)	10,182	-0-
Lake City Village	312,889	74,743	(619,097)	-0-	-0-
Larue Properties, Ltd.	181,407	48,632	(106,461)	123,578	-0-
Lewis Apts. Co.	162,456	43,544	(219,553)	-0-	-0-
Lewistown Apts.	67,666	17,774	(86,417)	-0-	-0-
Liberty Terrace Apts.	223,688	59,150	(280,982)	1,856	-0-
Longview Terrace Ltd.	159,185	41,813	(253,239)	-0-	-0-
Manor Apts-Caddo Mills	128,510	33,756	(248,783)	-0-	9,900
Marion Housing	130,596	34,575	(190,702)	-0-	-0-
Meadowland Apts.	129,131	33,919	(189,512)	-0-	-0-
Mills-Shapley Partnership	119,025	21,580	(134,446)	6,159	9,766
Mitchell II Ltd.	180,723	47,668	(256,818)	-0-	-0-
Mosswood Apt.	166,822	43,819	(310,913)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(199,589)	34,225	-0-
Munfordville	82,613	21,341	(130,567)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(244,567)	-0-	-0-
Oak Leaf Partnership	62,090	16,309	(26,695)	51,704	-0-
Oak Valley Place II	116,334	32,068	(186,099)	-0-	-0-
Oakwood Apartments Ltd.	138,722	36,832	(152,631)	22,923	-0-
Orchard Commons, Ltd.	120,870	32,164	(127,489)	25,545	-0-
Park Place East Assoc.	241,188	63,353	(253,997)	50,544	-0-
Park Place North	146,826	38,570	(188,631)	-0-	-0-
Parkwood Assoc.	164,299	43,262	(214,269)	-0-	-0-
PDC Twenty Two LP	171,475	45,041	(243,091)	-0-	-0-
Perry Apts.	44,222	11,616	(80,875)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(301,146)	-0-	4,485
Regency Apts. of Reno	138,379	36,348	(170,178)	4,549	-0-
Regency Plaza	156,677	41,514	(190,589)	7,602	-0-
Reservoir Hill L.P.	577,141	151,795	(425,520)	303,416	-0-
Reynolds and Assoc.	92,265	24,629	(102,896)	13,998	-0-
Ridgecrest Apts.	312,000	81,953	(506,139)	-0-	-0-
River View Apts.	21,494	5,646	(25,093)	2,047	-0-
Riverbend Apts.	119,075	31,278	(199,801)	-0-	-0-
Russell September Housing	77,915	20,618	(108,451)	-0-	-0-
Sacramento, Ltd.	181,945	51,004	(202,380)	30,569	-0-
Sleepy Oaks-Seshano	80,738	21,602	(71,003)	31,337	-0-
Somerset West, Hills II	122,882	32,901	(145,336)	10,447	-0-
Southern Apts.	141,607	37,393	(211,845)	-0-	-0-
Spring Meadow Apts.	183,090	48,092	(245,905)	-0-	-0-
Streamside Assoc.	238,335	62,604	(225,672)	75,267	-0-
St. Rose Assoc.	182,093	47,831	(204,508)	25,416	-0-
Sullivan Garden Apts.	80,183	21,259	(189,995)	-0-	-0-
Summer Place-Deshano	80,007	21,410	(80,251)	21,166	-0-
Sunrise Apts.	81,782	21,679	(196,744)	-0-	-0-
Timberline	142,195	39,780	(210,207)	-0-	-0-
Valley Limited	126,137	33,777	(23,340)	136,574	-0-
Wayland Apts.	45,769	12,022	(67,698)	-0-	-0-
Wexford Assoc. L.P.	170,036	46,016	(201,693)	14,359	-0-
13,683,736	3,529,496	(18,038,113)	1,753,605	51,599
$26,692,015	$6,975,851	$(36,742,037)	$2,355,603	$115,764

At March 31, 1996
Operating Limited Partnership	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AMF RRH, Ltd.	$ 318,000	$ 84,977	$ (304,298)	$ 98,679	$ -0-
Baker Heights II Ltd.	204,002	53,782	(245,925)	11,859	-0-
Bayshore North Apts-IV	314,405	83,796	(309,509)	88,692	-0-
Blades Limited Partnership	266,431	70,838	(337,269)	-0-	-0-
Broadway Terrace, Ltd.	226,823	60,864	(287,687)	-0-	21,450
Cedar Grove Apts.	282,782	77,001	(359,783)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(242,554)	-0-	2,900
Diamond Court II LP	234,129	63,419	(260,802)	36,746	-0-
Donaldsonville Seniors	298,823	79,316	(313,987)	64,152	-0-
Elmwood Estates	295,860	79,205	(375,065)	-0-	-0-
First Street Apts.	324,157	85,344	(268,128)	141,373	-0-
Forest Park Apts*	215,330	55,915	(271,245)	-0-	-0-
Franklin Vista II	166,138	43,640	(209,778)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(306,383)	67,064	-0-
Greenleaf Gardens	217,714	57,187	(266,000)	8,901	-0-
Hickory Square Apts.	94,754	24,889	(119,643)	-0-	-0-
Hilltop Manor Apts.	216,667	56,761	(273,428)	-0-	-0-
Hitchcock Housing	270,750	71,118	(297,647)	44,221	-0-
Joaquin Apts.	295,621	78,653	(372,635)	1,639	-0-
Lakecrest Apts.	315,954	85,773	(240,788)	160,939	-0-
Lakeview Estates	247,760	65,845	(313,605)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(229,525)	-0-	-0-
Las Rosas II, Ltd.	264,635	70,012	(313,332)	21,315	-0-
Laurel Wood-Capital	205,867	65,524	(182,036)	89,355	-0-
Lead Bayou, Ltd.	212,000	55,686	(235,384)	32,302	-0-
Lillie Mae's Retirement	228,252	58,149	(286,401)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(326,663)	-0-	-0-
Many Seniors Apts.	259,900	62,094	(321,994)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(260,755)	114,421	-0-
New Caney Oaks	226,492	60,543	(257,534)	29,501	-0-
Oakdale-T F Management	249,384	65,506	(314,890)	-0-	-0-
Old Oak Estates	184,856	48,556	(233,412)	-0-	-0-
Onion Creek	305,524	80,449	(355,484)	30,489	-0-
PDC Eighteen LP	196,521	52,298	(248,819)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(270,609)	25,745	-0-
Pecanwoods Apts. III, Ltd.	262,777	69,024	(331,801)	-0-	-0-
Pocomoke Villas Ltd.	176,638	46,923	(223,561)	-0-	-0-
Ridge View Apts.	359,216	95,341	(454,557)	-0-	-0-
Rolling Meadow II L.P.	240,370	64,218	(271,065)	33,523	-0-
Southeastern Assoc.	314,798	82,688	(392,956)	4,530	-0-
Sun Rise Apts. North	352,063	95,182	(416,284)	30,961	-0-
Taft Gardens	151,792	39,871	(191,663)	-0-	-0-
Taft Terrace	202,669	53,235	(255,904)	-0-	-0-
Valley Place Assoc.	310,568	81,774	(392,342)	-0-	-0-
West Meadow II Apts.	184,484	49,185	(189,725)	43,944	-0-
Willow Haven-Cross	323,905	85,080	(408,985)	-0-	-0-
Wilson Lake	400,896	105,304	(506,200)	-0-	-0-
Wolcott Assoc.	352,130	92,691	(342,042)	102,779	-0-
Woodcrest	233,244	61,464	(294,708)	-0-	-0-
	12,470,825	3,297,095	(14,484,790)	1,283,130	24,350

* Audited by Smith & Radigan, P.C.

At March 31, 1996
Operating Limited Partnership	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Alachua Villas	$ 261,040	$ 72,481	$ (333,521)	$ -0-	$ 40,691
Aurora Limited	74,274	24,540	(98,814)	-0-	-0-
Albany Commons, LTD	175,706	46,737	(180,493)	41,950	-0-
Anderson County Estates	121,518	32,116	(94,887)	58,747	-0-
Belfast Housing Assoc.	277,403	74,124	(351,527)	-0-	-0-
Berea Summit, Ltd.	44,396	11,855	(56,251)	-0-	-0-
Berkshire Apts. #2	136,665	35,898	(172,563)	-0-	18,975
Blanchard Apts.	167,124	43,899	(194,761)	16,262	-0-
Brentwood Apts.	160,800	42,237	(197,895)	5,142	-0-
Briar Hill Apts.	88,475	23,240	(111,715)	-0-	-0-
Bunkie Apts	164,759	43,277	(208,036)	-0-	-0-
Canal Town Assoc.	57,391	15,075	(15,674)	56,792	-0-
Canyon Hills Villas	77,214	20,719	(93,466)	4,467	-0-
Cedar Crest Apts.	94,722	25,078	36,012	155,812	-0-
Cherrywood (M & W)	57,237	15,253	(72,490)	-0-	-0-
Cle Elum	153,534	40,501	(194,035)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(118,194)	39,925	-0-
Clifford Heights Apts.	224,044	58,940	(282,984)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(227,110)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(207,743)	-0-	-0-
Coushatta Seniors Apts.	171,159	44,958	(175,328)	40,789	-0-
Cypress View Estates	164,942	43,712	(175,441)	33,213	-0-
Delta Terrace	180,474	47,405	(227,879)	-0-	-0-
East Magnolia Village	161,503	42,422	(203,925)	-0-	-0-
Edmonson Prop.	116,493	31,246	(100,921)	46,818	-0-
Elliott Manor, Ltd.	184,831	48,550	(233,381)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(144,787)	-0-	-0-
Flambeau Village	778,330	204,642	(740,927)	242,045	-0-
Folsom South Venture	90,324	23,725	(85,282)	28,767	-0-
Gaslight Square	179,152	47,058	(226,210)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(250,079)	10,059	-0-
Gilman Senior Apts.	35,221	-0-	(22,787)	12,434	9,220
Glenora Apts.	96,605	25,375	(121,980)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(368,407)	-0-	-0-
Hagewood Apts.	132,717	35,356	(168,073)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(124,698)	27,472	-0-
Hillwood Ltd.	86,050	22,603	(108,653)	-0-	-0-
Housing Partners IX	38,703	-0-	(22,828)	15,875	-0-
Housing Partners IX	13,872	-0-	(7,607)	6,265	-0-
Housing Partners VI	24,922	-0-	(14,459)	10,463	-0-
Housing Partners VIII	13,873	-0-	(4,182)	9,691	-0-
Housing Partners XI	39,093	-0-	(24,458)	14,635	-0-
Housing Partners XII	57,942	-0-	(34,176)	23,766	-0-
Housing Partners XIII	29,603	-0-	(13,029)	16,574	-0-
Housing Partners XV	57,942	-0-	(29,271)	28,671	-0-
Houston Assoc.	236,413	61,675	(182,805)	115,283	-0-
Hurricane	192,880	53,058	(221,249)	24,689	-0-
Indianwood Apts. II	113,856	29,907	(143,763)	-0-	-0-
Jonesville Apts. for Sr.	135,654	35,936	(117,202)	54,388	-0-
Kent Summit, Ltd.	58,711	15,552	(74,263)	-0-	-0-
Kingswood II, Ltd.	151,543	39,980	(147,397)	44,126	-0-
LaGrange Apts.-II	43,372	12,020	(35,609)	19,783	-0-
Lake City Village	313,639	74,743	(388,382)	-0-	-0-
Larue Properties, Ltd.	182,346	48,632	(102,793)	128,185	-0-
Lewis Apts. Co.	163,956	43,544	(195,862)	11,638	-0-
Lewistown Apts.	67,666	17,774	(71,446)	13,994	-0-
Liberty Terrace Apts.	224,438	59,150	(247,730)	35,858	-0-
Longview Terrace Ltd.	159,185	41,813	(200,998)	-0-	9,795
Manor Apts-Caddo Mills	128,510	33,756	(162,266)	-0-	18,885
Marion Housing	131,346	34,575	(165,921)	-0-	-0-
Meadowland Apts.	129,131	33,919	(163,050)	-0-	-0-
Mills-Shapley Partnership	120,525	21,580	(118,554)	23,551	9,765
Mitchell II Ltd.	180,723	47,668	(228,391)	-0-	-0-
Mosswood Apt.	166,822	43,819	(210,641)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(177,247)	56,567	-0-
Munfordville	82,613	21,341	(103,954)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(220,157)	-0-	-0-
Oak Leaf Partnership	62,090	16,309	(21,798)	56,601	-0-
Oak Valley Place II	119,209	32,068	(151,277)	-0-	-0-
Oakwood Apartments Ltd.	139,472	36,832	(121,915)	54,389	-0-
Orchard Commons, Ltd.	121,620	32,164	(122,021)	31,763	-0-
Park Place East Assoc.	241,188	63,353	(218,771)	85,770	-0-
Park Place North	146,826	38,570	(171,363)	14,033	-0-
Parkwood Assoc.	164,299	43,262	(176,471)	31,090	-0-
PDC Twenty Two LP	171,475	45,041	(216,516)	-0-	-0-
Perry Apts.	44,222	11,616	(55,838)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(207,712)	-0-	5,232
Regency Apts. of Reno	138,379	36,348	(155,980)	18,747	-0-
Regency Plaza	156,677	41,514	(169,016)	29,175	-0-
Reservoir Hill L.P.	577,141	151,795	(400,555)	328,381	-0-
Reynolds & Assoc.	93,015	24,629	(81,740)	35,904	-0-
Ridgecrest Apts.	312,000	81,953	(393,953)	-0-	-0-
River View Apts.	21,494	5,646	(21,627)	5,513	-0-
Riverbend Apts.	119,075	31,278	(150,353)	-0-	-0-
Russell September Housing	78,665	20,618	(99,283)	-0-	-0-
Sacramento, Ltd.	182,695	51,004	(187,541)	46,158	-0-
Sleepy Oaks-Seshano	81,488	21,602	(62,883)	40,207	-0-
Somerset West, Hills II	123,632	32,901	(126,050)	30,483	-0-
Southern Apts.	142,357	37,393	(179,351)	399	-0-
Spring Meadow Apts.	183,090	48,092	(228,716)	2,466	-0-
Streamside Assoc.	238,335	62,604	(193,493)	107,446	-0-
St. Rose Assoc.	182,093	47,831	(178,598)	51,326	-0-
Sullivan Garden Apts.	80,933	21,259	(102,192)	-0-	-0-
Summer Place-Deshano	80,757	21,410	(72,590)	29,577	-0-
Sunrise Apts.	81,782	21,679	(103,461)	-0-	-0-
Timberline	145,483	39,780	(185,263)	-0-	-0-
Urban Coalition West	140,577	36,925	(177,502)	-0-	-0-
Valley Limited	126,887	33,777	(1,825)	158,839	-0-
Wayland Apts.	45,769	12,022	(54,538)	3,253	-0-
Wexford Assoc. L.P.	171,186	46,016	(177,593)	39,609	-0-
	14,412,524	3,715,681	(15,452,380)	2,675,825	112,563
	$26,883,349	$7,012,776	$(29,937,170)	$3,958,955	$136,913

 All remaining contributions payable as of March 31, 1997 represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

Note D - Subscriptions Receivable

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

Contributions receivable at March 31, 1997 consists of the following:

Past due installments from defaulting investors	$1,333,976
Amount representing unearned interest	(18,924)
$ 1,315,052

The Master Limited Partnership has recourse against the defaulting investors and is pursuing collection of these amounts. While the uncollectible amount cannot be estimated as of March 31, 1997, it is probable that most of the past due amounts will not be collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners' capital accounts as such amounts are determined to be uncollectible.

During the year ended March 31, 1997, subscriptions receivable totaling $25,603 were determined to be uncollectible and written off against the limited partners' capital accounts.

Note E - Independent Manager

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

As compensation for its services, the Independent Manager received $149,500 for the year ended March 31, 1997, $147,000 for the year ended March 31, 1996 and $276,875 for the year ended March 31, 1995, including amounts required to cover the costs of tax return preparation and audited financial statements. The management agreement calls for aggregate payments to the Independent Manager, including amounts required to cover the costs of tax return preparation and audited financial statements of the Master Limited Partnership, of $149,500 in the calendar year 1995 and each year thereafter.

Megan Asset is compensated for work relating to defaulting investors. The Independent Manager's compensation for the year ended March 31, 1997 and 1996 includes $4,545 and $28,530, respectively, for work relating to defaulting investors and for the year ended March 31, 1995 included $56,250 for investor billing services and $7,864 for work relating to defaulting investors.

Note F- Contingencies

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

[LETTERHEAD OF]
Andrews & Miller., P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
AFM RRH, Limited

We have audited the accompanying balance sheets of AFM RRH, Limited Hilltop Manor Apartments (FmHA Project Number 09-042-0260409707) as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1996, and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Andrews & Miller, P.A.
January 31, 1997
Leesburg, Florida

[LETTERHEAD OF]
SMITH & RADIGAN

INDEPENDENT AUDITORS' REPORT

To the Partners
Alachua Villas, Ltd.

We have audited the accompanying balance sheet of Alachua Villas, Ltd., (a limited partnership), FMHA Project No. 09-001-592892707, as of December 31, 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note E to the financial statements, the Partnership has recorded accounts receivable from its former general partner totaling $47,291. This amount is currently being disputed and the amount that will ultimately be received by the Partnership cannot currently be determined.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to verify the amount that will ultimately be collected from the former general partner, the financial statements referred to above present fairly, in all material respects, the financial position of Alachua Villas, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 14, 1997 on our consideration of the Partnership's internal control structure and a report dated March 14, 1997 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 13-18 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
March 14, 1997

[LETTERHEAD OF]
ALBRIGHT CRUMBACKER HARRELL & MOUL, LLP

Independent Auditors' Report

Partners
Baker Heights II Limited Partnership
d/b/a Baker Heights Apartments II
Berkeley Springs, West Virginia

We have audited the accompanying balance sheets of Baker Heights II Limited Partnership, d/b/a Baker Heights Apartments II (the Partnership), RD Project No.: 57-002-550657348 as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Baker Heights II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated April 20, 1997 on our consideration of the Partnership's internal control structure and a report dated April 20, 1997 on its compliance with laws and regulations.

/s/ Albright Crumbacker Harrell & Moul, LLP
April 20, 1997

[LETTERHEAD OF]
Testone Marshall & Discenza LLP

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bayshore North Apartments - Phase IV
Fayetteville, New York

We have audited the accompanying balance sheets of Bayshore North Apartments - Phase IV (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and "Government Auditing Standards" issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayshore North Apartments - Phase IV as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with "Government Auditing Standards", we have also issued a report dated February 3, 1997 on our consideration of the internal control structure of Bayshore North Apartments - Phase IV and a report dated February 3, 1997 on its compliance with applicable laws and regulations and Farmers Home Administration requirements.

/s/ Testone, Marshall & Discenza, LLP
February 3, 1997
Syracuse, New York

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C

INDEPENDENT AUDITOR'S REPORT

To the Partners
Blades Limited Partnership
T/A Hunters Court

We have audited the accompanying balance sheet of Blades Limited Partnership T/A Hunters Court, FMHA Project No.: 07-004521529005 as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blades Limited Partnership T/A Hunters Court, Project No.: 07-004-521529005 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

/s/ Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 23, 1997

[LETTERHEAD OF]
Piltz, Williams, LaRosa & Co.

Independent Auditors' Report

To the Partners
Broadway Terrace Of Drew, L.P.
Drew, Mississippi

We have audited the accompanying balance sheets of Broadway Terrace of Drew, L.P. (A Mississippi Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Terrace Of Drew, L.P. (A Mississippi Limited Partnership), at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 20, 1997, on our consideration of the project's internal control structure and a report dated March 20, 1997, on its compliance with laws and regulations.

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

/s/ Piltz, Williams LaRosa & Co.
Biloxi, Mississippi
March 20, 1997

[LETTERHEAD OF]
UNDERWOOD, FISTER, ROUTH & FREEMAN PSC

INDEPENDENT AUDITOR'S REPORT

General Partner
Cedar Grove Apartments, Ltd., II
Shepherdsville, Kentucky

We have audited the accompanying balance sheets of Cedar Grove Apartments, Ltd., II, a segment of Cedar Grove apartments, Ltd., II (a Kentucky limited partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management, Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Grove Apartments, Ltd., II as of December 31, 1996, and the results of its operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Underwood, Fister, Routh, & Freeman, PSC
Certified Public Accountants
January 27, 1997

[LETTERHEAD OF]
Smith & Radigan

Independent Auditors' Report

To the Partners
Citrus Terrace, Ltd.

We have audited the accompanying balance sheet of Citrus Terrace, Ltd., (a limited partnership), FMHA Project No. 09-028-262405142, as of December 31, 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Terrace, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 14, 1997 on our consideration of the Partnership's internal control structure and a report dated March 14, 1997 on its compliance with applicable laws, regulations, contracts and grants.

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

/s/ Smith & Radigan
Atlanta, Georgia
March 14, 1997

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Diamond Court II Limited Partnership

We have audited the accompanying balance sheet of Diamond Court II Limited Partnership, FMHA Project No.: 07-001-521528112 as of December 31, 1996 and 1995, and the related statements of income, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Court II Limited Partnership, Project No.: 07-001521528112 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 22, 1997

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 8, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Donaldsonville Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Donaldsonville Seniors Apartments at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donaldsonville Seniors Apartments at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1997 on our consideration of Donaldsonville Seniors Apartments' internal control structure and a report dated February 8, 1997 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
JAMES N. RACHEL

INDEPENDENT AUDITORS' REPORT

To the Partners
Elmwood Estates, A Limited Partnership

I have audited the accompanying balance sheets of Elmwood Estates, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Elmwood Estates, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Estates, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ James N. Rachel
Shreveport, Louisiana
March 24, 1997

[LETTERHEAD OF]
CASEY J. RUSSELL CPA INC.

INDEPENDENT AUDITOR'S REPORT

To the General Partner
Reynolds and Associates
DBA First Street Apartments II
P.O. Box 100
Durant OK, 74701

I have audited the accompanying balance sheet of Reynolds and Associates, DBA First Street Apartments II FMHA Case Number 42007-405924621 as of December 31, 1996 and the related statement of operations and partner's deficit and cash flows for the year then ended. These financial statements are the responsibility of Reynolds and Associates, DBA First Street Apartment's II management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reynolds and Associates, DBA First Street Apartments II FMHA case number 42-007-405924621, at December 31, 1996 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have issued a report dated March 28, 1997 on my consideration of First Street Apartment II's internal control structure and a report dated March 28, 1997 on its compliance with laws and regulations.

/s/ Casey J. Russell, CPA Inc.
March 28, 1997

[LETTERHEAD OF]
Smith & Radigan

INDEPENDENT AUDITORS' REPORT

To the Partners
Forest Park Apartments, Ltd.

We have audited the accompanying balance sheet of Forest Park Apartments, Ltd., (a limited partnership), FmHA Project No. 09-063-502721007, as of December 31, 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Park Apartments, Ltd. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 14, 1997 on our consideration of the Partnership's internal control structure and a report dated March 14, 1997 on its compliance with applicable laws, regulations, contracts and grants.

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

/s/ Smith & Radigan
Atlanta, Georgia
March 14, 1997

[LETTERHEAD OF]
McGee & Associates, P.C.

Independent Auditors' Report

To the Partners
Franklin Vista II, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Franklin Vista II, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1997, on our consideration of Franklin Vista II, Ltd.'s internal control structure and a report dated January 30, 1997, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the financial statements of Franklin Vista II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ McGee & Associates, P.C.
January 30, 1997
Farmington, New Mexico

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Gatewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Gatewood Apartments, Ltd., FmHA Project No: 09-003-0592782216, as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gatewood Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith Miles & Company, L.C.
Panama City, Florida
February 13, 1997

[LETTERHEAD OF]
DUGGAN, JOINER, BIRKENMEYER, STAFFORD & FURMAN, P.A.

INDEPENDENT AUDITORS' REPORT

January 22, 1997
To the Partners
Greenleaf Gardens Apartments

We have audited the accompanying basic financial statements of Greenleaf Gardens Apartments, the rental activity of Greenleaf Gardens, Ltd., as of and for the years ended December 31, 1996 and 1995, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Gardens Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an pinion on the basic financial statements taken as a whole The additional information presented on pages 8 to 14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 8 to 13 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 14, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Greenleaf Gardens Apartments' internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations,

/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants

[LETTERHEAD OF]
LITTLE & COMPANY

INDEPENDENT AUDITOR'S REPORT

Greenwood Associates Limited Partnership
Greenwood, Louisiana

I have audited the accompanying balance sheet of Greenwood Associates Limited Partnership, (the Partnership) as of December 31, 1996, and the related statement of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Associates Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the overstatement of Accumulated Depreciation and the understatement of Partners' Equity as of December 31, 1995, were discovered by management of the Partnership during the current year. Accordingly, an adjustment has been made to Partners' Equity during 1996 to correct the error.

In accordance with Government Auditing Standards, I have also issued a report dated March 12, 1997, on my consideration of the internal control structure and a report dated March 12, 1997, on its compliance with laws and regulations.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Greenwood Associates Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Little & Company
Monroe, Louisiana
March 12, 1997

[LETTERHEAD OF]
Van Moore & Company, P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Hickory Square Limited Partnership

We have audited the accompanying balance sheets of Hickory Square Limited Partnership, RHS Project No.: 03-001-710650913, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Audit issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Square Limited Partnership, RHS Project No.: 03-001-710650913, as of December 31, 1996 and 1995 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1997 on our consideration of Hickory Square Limited Partnership's internal control structure and on its compliance with laws and regulations applicable to the financial statements.

/s/ Van Moore & Company, P.A.
Little Rock, Arkansas
January 23, 1997

[LETTERHEAD OF]
Andrews & Miller, P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Hilltop Manor RRH, Ltd. II

We have audited the accompanying balance sheets of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments (FmHA Project Number 09-042-0592907501) as of December 31, 1996 and 1995 the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Andrews & Miller, P.A.
January 31, 1997
Leesburg, Florida

[LETTERHEAD OF]
H. D. MORRIS CO., INC., PC.

Independent Auditor's Report

To The Partners:
Hitchcock Housing, Ltd.

We have audited the accompanying balance sheet of Hitchcock Housing, Ltd., FMHA Case No.: 49-084-760136950, as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U. S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hitchcock Housing, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

In accordance with Government Auditing Standards, we have also issued our reports dated February 28, 1997, on our consideration of Hitchcock Housing, Ltd.'s internal control and on its compliance with laws and regulations. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ H. D. Morris Co., Inc., P.C.
Houston, Texas
February 28, 1997

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 7, 1997

INDEPENDENT AUDITORS'REPORT

To the Partners
Joaquin Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Joaquin Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joaquin Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Joaquin Apartments' internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
DANIEL G. DRANE

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lakecrest, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lakecrest, Ltd. (a Kentucky limited partnership), RECD Project No.: 20-047-611059430, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1996 and 1995, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakecrest, Ltd., as of December 31, 1996 and 1995, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Daniel G. Drane
Certified Public Accountant
March 27, 1997

[LETTERHEAD OF]
GILLON AND COMPANY, LTD.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Lakeview Estates
(A Limited Partnership)

We have audited the accompanying balance sheets of Lakeview Estates (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits,

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Estates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1997, on our consideration of Lakeview Estate's internal control structure and a report dated February 22, 1997, on its compliance with laws and regulations .

/s/ Gillon & Company, Ltd.
Natchez, Mississippi
February 22, 1997

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C

INDEPENDENT AUDITORS' REPORT

To the Partners
Lakewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Lakewood Apartments, Ltd., FMHA Project NO.- 09-012-1335594, as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith Miles & Company, L.C.
Panama City, Florida
February 27, 1997

[LETTERHEAD OF]
McGee & Associates, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Las Rosas II, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Las Rosas II, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Rosas II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of Las Rosas II, Ltd.'s internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Las Rosas II, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ McGee & Associates, P.C.
January 31, 1997
Farmington, New Mexico

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN & STEVENS LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Laurel Wood Apartments, Ltd.
Rural Development Jackson, Tennessee

We have audited the accompanying balance sheets of Laurel Wood Apartments, Ltd., (a limited partnership) Case No. 48-079-611057371, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Wood Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 5, 1997 on our consideration of Laurel Wood Apartments, Ltd.'s internal control structure and compliance with laws and regulations.

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

/s/ Miller Mayer Sullivan and Stevens, LLP
Lexington, Kentucky
March 5, 1997

[LETTERHEAD OF]
GILLON AND COMPANY, LTD.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Lead Bayou Apartments (A Limited Partnership)

We have audited the accompanying balance sheets of Lead Bayou Apartments (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lead Bayou Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 1997, on our consideration of Lead Bayou's internal control structure and a report dated February 28, 1997, on its compliance with laws and regulations.

/s/ Gillon and Company, Ltd.
Natchez, Mississippi
February 28, 1997

[LETTERHEAD OF]
BEALL & COMPANY, PLC

INDEPENDENT AUDITORS' REPORT

Lillie Mae's Retirement Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Lillie Mae's Retirement Village Apartments, Ltd. (A Limited Partnership), FmHA Project No.: 42-026-0731282026, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. Those financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lillie Mae's Retirement Village Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1997, on our consideration of Lillie Mae's Retirement Village Apartments, Ltd.'s internal control structure and a report dated January 9, 1997, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information presented on pages 15 and 16 excludes fees allocated to property and equipment related to partnership syndication amounts, and as such does not present financial position in conformity with generally accepted accounting principles. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effects of excluding the items described above, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Beall & Company, PLC
Certified Public Accountants
Fort Smith, Arkansas
January 9, 1997

[LETTERHEAD OF]
H. D. MORRIS CO., INC., P.C.

Independent Auditor's Report

To The Partners:
Magnolia Plaza Apartments, Ltd.

We have audited the accompanying balance sheet of Magnolia Plaza Apartments, Ltd., FmHA Case No.: 50-70-0760129844 as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the U. S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Magnolia Plaza Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1996 and 1995, are presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements.

In accordance with Governmental Auditing Standards, we have issued reports dated February 12, 1997, on our consideration of Magnolia Plaza Apartments, Ltd.'s internal control and on its compliance with laws and regulations.

Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ H. D. Morris Co., Inc., P.C.
Houston, TX
February 12, 1997

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 6, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Many Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Many Seniors Apartments at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Many Seniors Apartments at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of Many Seniors Apartment's internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN &, STEVENS LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Maple Hill Estates, Ltd.
Rural Development
London, Kentucky

We have audited the accompanying balance sheets of Maple Hill Estates, Ltd., (a limited partnership) Case No. 20-040-611063882, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Hill Estates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the complex is experiencing significant operating deficits.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1997 on our consideration of Maple Hill Estates, Ltd.'s internal control structure and compliance with laws and regulations.

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

/s/ Miller Mayer Sullivan & Stevens, LLP
Lexington, Kentucky
February 4, 1997

[LETTERHEAD OF]
Marshall & Shafer, P.C.

INDEPENDENT AUDITOR'S REPORT

March 17,1997

To the Partners
New Caney Oaks Apartments
(A Segment of New Caney Oaks, Ltd.)

We have audited the accompanying balance sheet of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the financial statements referred to above includes the assets, liabilities, revenue and expenses which are shown in the accounting records of the apartment complex.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1996 and 1995, and the results of its operation and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 17, 1997, on our consideration of New Caney Oaks Apartments' (A Segment of New Caney Oaks, Ltd.) internal control and on its compliance with laws and regulations.

/s/ Marshall & Shafer, P.C.
Houston, Texas

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 5, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakdale Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Oakdale Seniors Apartments at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Seniors Apartments at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Oakdale Seniors Apartment's internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
JAMES N. RACHEL

INDEPENDENT AUDITOR'S REPORT

To the Partners
Old Oak Estates, A Limited Partnership

I have audited the accompanying balance sheets of Old Oak Estates, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Old Oak Estates, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Oak Estates, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ James N. Rachel
Shreveport, Louisiana
March 24, 1997

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

Independent Auditor's Report

To the Partners
Onion Creek, Ltd.

We have audited the accompanying financial statements of Onion Creek, Ltd. as of December 31, 1996 and 1995, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onion Creek, Ltd, as of December 31, 1996 and 1995, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 5, 1997 on our consideration of Onion Creek, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
March 5, 1997

[LETTERHEAD OF]
JAMES N. RACHEL

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pecan Villa Apartments, A Limited Partnership

I have audited the accompanying balance sheets of Pecan Villa Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Pecan Villa Apartments, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Villa Apartments, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ James N. Rachel
Shreveport, Louisiana
March 24, 1997

[LETTERHEAD OF]
COLE, EVANS & PETERSON

February 7, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Pecanwood Apartments III, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Pecanwood Apartments III, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecanwood Apartments III, Ltd. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Pecanwood III Apartment's internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pocomoke Villas Limited Partnership

We have audited the accompanying balance sheet of Pocomoke Villas Limited Partnership, FmHA Project No.: 24-024-521572645 as of December 31, 1996 and 1995, and the related statements of income, partners, equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocomoke Villas Limited Partnership, Project No.: 24-024521572645 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland

January 23, 1997

[LETTERHEAD OF]
LITTLE, SHANEYFELT & CO.

INDEPENDENT AUDITOR'S REPORT

To the Partners
P.D.C. Eighteen Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Eighteen Limited Partnership, RHCD Project No. 03-34-710652405 (the Partnership), as of December 31, 1996 and 1995, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Eighteen Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 19, 1997, on our consideration of the Partnership's internal control structure and a report dated March 19, 1997 on its compliance with laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 9 to 10 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Little, Shaneyfelt & Co.
March 19, 1997

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
Ridgeview Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Ridgeview Apartments, Ltd., FmHA Project No: 09-009-592695879, as of December 31, 1996 and 1995, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith Miles & Company, L.C.
Panama City, Florida
February 13, 1997

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

INDEPENDENT AUDITORTS REPORT

To the Partners
Rolling Meadow II Limited Partnership

We have audited the accompanying balance sheet of Rolling Meadow II Limited Partnership, FmHA Project No.: 24-006-521537063 as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Meadow II Limited Partnership, Project No.: 24-006521537063 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland, P.C.
Gaithersburg, Maryland
January 28, 1997

[LETTERHEAD OF]
Pailet, Meunier and LeBlanc, L.L.P.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Clifford E. Olsen-Southeastern Associates, Ltd.

We have audited the accompanying balance sheets of Clifford E. Olsen-Southeastern Associates, Ltd. RHS Project No: 22-053-721100096 as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clifford E. Olsen-Southeastern Associates, Ltd. as of December 31, 1996 and 1995 and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages I-16 through I-22, is presented for purposes of additional analysis and for complying with the requirements of Rural Housing Service (RHS) and is not a required part of the basic financial statements.

Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 30,1997, on our consideration of Clifford E. Olsen-Southeastern Associates, Ltd.'s internal control structure and a report dated January 30, 1997 on its compliance with laws and regulations.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 1997

[LETTERHEAD OF]
DONALD W. CAUSEY, CPA, P.C.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Son Rise North, Ltd.
Guntersville, Alabama

I have audited the accompanying balance sheets of Sun Rise North, Ltd., a limited partnership, RHS Project No.: 01-048-630963314 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended, These financial statements are the responsibility of the partnership's management, My responsibility is to express an opinion on these financial statements based on my audits,

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmer's Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Rise North, Ltd., RHS Project No.: 01-048-630963314 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 27, 1997 on my consideration of Sun Rise North, Ltd., internal control structure and a report dated February 27, 1997 on its compliance with laws and regulations .

/s/ Donald W. Causey, CPA, P.C.
February 27, 1997

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

INDEPENDENT AUDITOR'S REPORT,

To the Partners
Taft Gardens, Ltd.

We have audited the accompanying financial statements of Taft Gardens, Ltd. as of December 31, 1996 and 1995, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Gardens, Ltd. as of December 31, 1996 and 1995, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 4, 1997 on our consideration of Taft Gardens, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
March 4, 1997

[LETTERHEAD OF]
BRENDA P. McELWEE P.C.

INDEPENDENT AUDITOR'S REPORT,

To the Partners
Taft Terrace, Ltd.

We have audited the accompanying financial statements of Taft Terrace, Ltd. as of December 31, 1996 and 1995, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Terrace, Ltd. as of December 31, 1996 and 1995, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 28, 1997 on our consideration of Taft Terrace, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
February28, 1997

[LETTERHEAD OF]
PARENTE RANDOLPH ORLANDO CAREY & ASSOCIATES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Valley Place Associates
Turbotville, Pennsylvania:

We have audited the accompanying balance sheets of Valley Place Associates (a limited Partnership) as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the management of Valley Place Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Place Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of the internal control structure of Valley Place Associates and a report dated January 27, 1997 on its compliance with laws and regulations.

/s/ Parente, Randolph, Orlando, Carey & Associates
Williamsport, Pennsylvania
January 27, 1997

[LETTERHEAD OF]
SMITH, MILES & COMPANY, L.C.

INDEPENDENT AUDITORS' REPORT

To the Partners
West Meadow Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of West Meadow Apartments II, Ltd., FmHA Project No: 01-031592806818 as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Meadow Apartments II, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith Miles & Company, L.C.
Panama City, Florida
February 13, 1997

[LETTERHEAD OF]
James N. Rachel

INDEPENDENT AUDITOR'S REPORT

To the Partners
Willow Haven Apartments, A Limited Partnership

I have audited the accompanying balance sheets of Willow Haven Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Willow Haven Apartments, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Haven Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ James N. Rachel
Shreveport, Louisiana
March 24, 1997

[LETTERHEAD OF]
BERRY, DUNN, McNEIL & PARKER

INDEPENDENT AUDITORS' REPORT

The Partners
Wilson Lake Associates

We have audited the accompanying balance sheets of Wilson Lake Associates, a Maine limited partnership, RD Case No. 23-004-010390750, as of December 31, 1996 and 1995, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Lake Associates, a limited partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 12 through 13 is presented solely for the use of U.S. Department of Agriculture, Rural Development (USDA-RD) and is not a required part of the basic financial statements.

In accordance with Government Auditing Standards, we have issued reports dated January 19, 1997, on our considerations of Wilson Lake Associates' internal control structure and its compliance with laws and regulations.

/s/ Berry Dunn McNeil & Parker
Portland, Maine
January 19, 1997

[LETTERHEAD OF]
Bain Brown & DeLaura

INDEPENDENT AUDITOR'S REPORT

To the Partners
Wolcott Associates

We have audited the accompanying balance sheets of Wolcott Associates, as of November 30, 1996 and 1995 and the related statements of operations and partners' capital and of cash flows for the years then ended. These financial statements are the responsibility of the general partner of Wolcott Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolcott Associates as of November 30, 1996 and 1995, and the results of its operations and partners' capital and of cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Wolcott Associates' internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

/s/ Bain, Brown & DeLaura
February 5, 1997

[LETTERHEAD OF]
MILLER, MAYER, SULLIVAN & STEVENS LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Woodcrest Apartments, Ltd.
Rural Development
Cookeville, Tennessee

We have audited the accompanying balance sheets of Woodcrest Apartments, Ltd., (a limited partnership) Case No. 48-056-611047118, as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government, Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A

In our opinion, the financial statements referred to above present fairly, in all material respects, the Financial position of Woodcrest Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 1997 on our consideration of Woodcrest Apartments, Ltd,'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements tak

/s/ Miller, Mayer, Sullivan & Stevens LLP
Lexington, Kentucky
January 21, 1 997