Form 10-K
period 1998-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2001-11-13
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

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

/ / Yes      /X/ No

DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

               This filing is a consolidated filing for the fiscal year ended March 31, 1998. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 1998, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1997.

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
Evergreen Estates Limited Partnership
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
Southfield Estates Limited Partnership
Springfield Estates Limited Partnership
Summerfield Estates Limited Partnership
Sycamore Realty Investors Limited Partnership
Walnut Estates Limited Partnership
Wilshire Estates Limited Partnership
Wynnfield Estates Limited Partnership

               First American Holdings, Inc., a Delaware corporation ("First American"), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by the representatives of the three principal creditor classes in the bankruptcy proceedings (respectively, the "Developer Committee", the "Secured Lender Group", and the "Investors Committee") selected Megan Management Company, Inc. ("Megan Management") as the independent manager and entered into a management agreement with Megan Management as of July 10, 1990 (as amended by that Amended and Restated Management Agreement as of December 23, 1991 the "Management Agreement").

               Effective December 23, 1991, First American withdrew as general partner, subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the "Settlement Agreement") with the Partnership and Megan Management. Among other things, the Settlement Agreement provided for certain amendments to the partnership agreement of the Partnership and, at the request of the Investors Committee, for the replacement of First American as General Partner of the Partnership by Megan Management or an affiliated company which were effected by the Second Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership entered into as of the 23rd day of December, 1991 (the " Partnership Agreement"). The Settlement Agreement was approved by the bankruptcy court, and the Plan modified in accordance therewith, by an order entered June 22, 1992. Consent of the Limited Partners of the Partnership was obtained in October 1992.

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

               The direct below-market-rate mortgage loans for rural rental housing provided by RD under Section 515 were extended to qualified sponsors organized exclusively for the purpose of providing housing in amounts up to 97% of apartment complex costs as determined pursuant to RD regulations and for terms up to 50 years. In addition, RD may provide an owner with mortgage interest subsidies, which effectively lower the interest rate of the loan to 1% after the completion of the apartment complex, the benefits of which the owner must pass through to eligible tenants in the form of lower rents. RD regulations limit cash distributions to owners of apartment complexes which it finances to a maximum annual return of 8% per annum, on a non-cumulative basis, on the owner's equity contribution of 3% to 5% of the cost of the apartment complex.

               RD approval is required if an owner wishes to sell a Project. In addition, applicable law and regulations also preclude prepayment of mortgage loans, except in certain very limited circumstances and unless the owner agrees to utilize the project for eligible tenants for a specified period.

               Each of the Projects indirectly owned by the Partnership qualified for the low income housing tax credits (the "Tax Credits"), under Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low income rental housing. In order to generate Tax Credits, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations. Since the inception of the Partnership, five of its Operating Partnerships became insolvent or bankrupt. A portion of the Tax Credits generated by these Operating Partnerships were, therefore, lost. This loss of Tax Credits has a direct effect on the Limited Partners since the amount of Tax Credits allocated to the Limited Partners is reduced correspondingly. Generation of Tax Credits by the Partnership and the receipt thereof by the Limited Partners is one of the primary business objectives of the Partnership.

               For the tax year ended December 31, 1997, the Partnership passed through an aggregate total of approximately $4,935,000 of Tax Credits to the Limited Partners. The annual anticipated Tax Credits, which the Partnership could have received from the Operating Partnerships, excluding those projects lost in prior years due to insolvency or bankruptcy, and passed through to the Limited Partners during the tax year ended December 31, 1997, was approximately $4,947,000.

               As of December 31, 1999, substantially all of the Tax Credits have been realized from the Operating Partnerships and passed through to the Limited Partners. With the realization that substantially all of the Tax Credits have been received from the Operating Partnerships by the Limited Partners, the General Partner began exploring various exit strategies, including the sale of the limited partnership interests in the Partnership and sale and/or refinancing of the Partnership's interests in the Operating Partnerships which own the Projects. However, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received and market conditions have severely restricted the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered.

               In view of these governmental restrictions and requirements, the resulting legal complexities and costs involved in exploring and attempting to structure various exit strategies, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership's need to raise more capital to continue to maintain its operations as set forth in the section on "Liquidity" below, the Partnership intends to begin accepting a limited number of offers it has received from Operating Partnerships to resell the Partnership's limited partnership interests in those Operating Partnerships which own the Projects to maintain the operations of the Partnership (the "Liquidity Program").

               As only a small number of the Operating General Partners have offered to repurchase the Partnership's limited partnership interests in their Operating Partnerships, this alternative is seen only as a means of covering the Partnerships' operating cash flow needs and not as a viable alternative for the liquidation of the Partnership's interests in the Operating Partnerships which own the Projects as a whole.

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

      For the fiscal year ended March 31, 1998 (the "1998 Fiscal Year"), March 31, 1997 (the "1997 Fiscal Year") and the fiscal year ended March 31, 1996 (the "1996 Fiscal Year") the Partnership had cash and cash reserves totaling $1,337,519, $1,661,534 and $1,959,430, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement and the General Partner pursuant the Settlement Agreement, and to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners. See "Item 2. Properties" and "Item 3. Legal Proceedings"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

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

The Partnership does not expect to make material distributions beyond those previously made, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity" and "- Capital Resources".

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

Objective b) - With respect to the Partnership's long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization that substantially all of the Tax Credits have been received from the Operating Partnerships by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale of the limited partnership interests in the Partnership and sale and/or refinancing of the Partnership's interests in the Operating Partnerships which own the Projects. However, the various restrictions in connection with the RD mortgage loans, as well as the continuing occupancy requirements with respect to the Tax Credits received and market conditions, have severely restricted the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered. See Item 1. Business - Description of Business, above.

Nonetheless, the Partnership continues to consider exit strategies.

Employees

               The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs 2 people on a full-time basis.

Item 2. Properties.

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

Bayfield Low Income Housing Limited Partnership Ownership Interest in Operating Partnerships
Operating Partnership	City	State	Number of Apt. Units	Project's Mortgage Balance	Developer's Original Equity	Tax Items	Capital Events	Bayfield's Committed Capital Contribution	Approx. Avg. Annual Anticipated Federal Credits	1997 LIHC Credits	Accum. LIHC (from Inception of Bayfield)
AFM RRH Limited	Ocala	FL	36	1,093,294	$80,868	99	50	$265,305	52,865	52,867	410,226
Alachua Villas, Ltd.	Alachua	FL	35	1,056,666	51,575	99	50	224,387	44,421	44,414	343,109
Albany Commons, Ltd.	Albany	KY	24	677,868	23,400	99	50	177,929	32,342	32,334	250,753
Anderson Country Est. L.P.	Palmyra	MO	24	585,934	18,340	99	50	122,268	27,908	27,908	199,264
Aurora Limited	Aurora	IN	22	1,042,422	51,400	99	50	180,468	1,030	1,031	208,367
Baker Heights II, L.P.	Martinsburg	WV	32	983,493	53,000	95	50	241,438	43,729	43,729	339,026
Bayshore North Apts. IV	Brewerton	NY	36	1,337,362	41,840	99	50	319,017	58,901	58,902	454,450
Belfast Housing Associates	Belfast	ME	24	1,130,291	60,500	99	50	282,195	53,147	53,147	412,220
Berea Summitt, Ltd.	Shelbyville	KY	15	428,274	5,856	99	50	45,134	8,114	8,112	62,898
Berkshire Apts., Ltd. #2	Harrodsburg	KY	22	676,224	36,150	95	50	163,186	22,757	22,757	172,612
Blades Limited Partnership	Blades	DE	33	1,237,539	66,000	99	50	301,958	57,856	57,856	438,527
Blanchard Seniors Apts.	Blanchard	LA	24	709,823	37,250	95	50	167,124	29,435	29,384	228,002
Brentwood Apts., Ltd.	Flatwoods	KY	21	674,212	36,500	99	50	160,800	30,238	30,238	234,552
Briar Hill Apartments, Ltd.	Barbourville	KY	16	365,619	29,654	95	50	88,475	17,023	17,023	131,506
Broadway Terrace of Drew	Drew	MS	48	1,343,199	73,650	99	50	301,536	63,342	60,783	419,919
Bunkie Seniors Apts.	Bunkie	LA	24	684,045	36,520	95	50	164,759	30,440	30,385	235,643
Canal Town Associates	Canastota	NY	6	250,887	12,991	95	50	57,391	10,464	10,807	81,431
Canyon Villas L.P.	Fort Benton	MT	10	335,339	10,500	99	50	78,878	13,464	13,464	97,088
Cedar Crest Apts., L.P.	Bourbon	MO	16	388,707	12,200	99	50	95,472	18,793	18,793	132,528
Cedar Grove Apts. Ltd. II	Shepherdsville	KY	36	1,113,234	60,763	95	50	275,938	43,738	43,740	339,392
Citrus Terrace, Ltd.	Sebring	FL	42	1,396,353	71,885	99	50	324,907	61,664	61,664	495,676
Cle Elum Apartment Assoc.	Cle Elum	WA	20	626,103	34,000	95	50	154,188	27,385	27,385	212,615
Cleveland Courts, Ltd.	Cleveland	MS	18	523,822	27,750	99	50	127,650	24,912	24,912	192,393
Clifford Heights Apts., Ltd.	Stamping Grnd	KY	12	382,849	20,564	99	50	93,425	17,598	17,598	136,501
Cottondale Villa Apts., Ltd.	Cottondale	FL	24	674,068	35,700	99	50	166,138	30,927	30,927	239,784
Cottonwood Seniors Apts.	Cottonport	LA	24	691,155	21,432	99	50	164,527	31,529	31,519	244,468
Coushatta Seniors Apts.	Coushatta	LA	24	720,534	22,500	99	50	171,159	32,981	32,975	255,758
Cypress View Estates, Ltd.	Shaw	MS	24	705,186	37,500	95	50	166,414	31,753	31,753	246,285
Delta Terrace Estates, L.P.	Sterlington	LA	24	744,492	39,700	95	50	180,474	33,110	33,110	256,897
Diamond Court II L.P.	Harrington	DE	32	1,225,265	38,300	99	50	297,192	53,901	53,906	416,933
East Magnolia Village, L.P.	Port Gibson	MS	24	654,875	35,000	99	50	161,503	30,253	30,252	234,745
Edmonson Properties, Ltd.	Brownsville	KY	16	476,269	15,470	99	50	118,956	21,949	21,949	169,522
Elliott Manor, Ltd.	Sandy Hook	KY	24	765,422	23,960	99	50	184,831	34,372	34,372	259,177
Elmwood Estates, L.P.	Monroe	LA	32	1,040,779	32,550	99	50	94,754	14,944	14,944	112,417
Fieldcrest, Ltd.	Lexington	KY	16	438,327	23,275	99	50	114,667	22,570	22,569	175,134
Flambeau Village, L.P.	Ladysmith	WI	51	1,643,400	723,000	99	50	779,080	161,415	161,415	1,097,945
Folsom South Venture	Folsom	LA	12	378,264	20,073	99	50	90,324	17,574	17,574	136,174
Forest Park Apts. Ltd.	Lake Butler	FL	32	913,555	43,150	99	50	212,871	42,568	42,568	329,268
Franklin Vista II, Ltd.	Anthony	NM	28	886,343	47,250	95	50	216,093	39,778	39,780	308,659
Gaslight Square Apts., Ltd.	Versailles	IN	24	709,347	39,474	95	50	179,152	31,670	31,670	245,814
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,115,624	59,533	95	50	270,750	50,051	49,985	387,564
Gibsland Villas L.P.	Gibsland	LA	24	761,265	42,930	95	50	206,022	35,484	35,538	275,550
Gilman Seniors Apts., L.P.	Gilman City	MO	6	160,420	5,000	99	50	35,221	6,565	6,565	34,467
Glenmora Apts. Partnership	Glenmora	LA	13	423,777	21,590	99	50	96,605	19,890	18,186	147,975
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,270,433	67,650	99	50	304,975	63,670	63,671	476,150
Greenwood Associates L.P.	Greenwood	AL	40	1,284,085	66,700	95	50	292,301	55,016	55,014	426,681
Hagewood Apartments Ltd.	Natchitoches	LA	16	559,423	29,775	95	50	134,601	25,189	25,190	196,035
Hickory Square L.P.	Little Rock	AR	40	1,349,895	29,900	95	50	284,550	53,160	53,164	430,038
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	498,094	26,796	99	50	120,935	22,371	22,371	169,939
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,340,022	58,600	99	50	326,541	63,007	63,005	484,805
Hillwood, Ltd.	Anderson	AL	12	317,231	16,900	99	50	86,050	16,940	16,940	131,449
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,033,315	55,200	95	50	250,676	47,521	47,522	368,297
Houston Associates	Lycoming Ctry	PA	24	953,653	29,850	99	50	234,799	43,362	43,362	332,821
Hurricane, Ltd.	Hurricane	UT	24	831,033	70,250	95	50	201,993	39,729	39,730	297,917
Indianwood Apts. II, Ltd.	Lafayette	AL	24	620,177	32,800	99	50	113,856	22,697	22,697	176,116
Joaquin Apartments, Ltd.	Joaquin	TX	32	749,782	40,000	99	50	181,777	34,700	34,702	269,152
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	557,795	29,518	99	50	136,811	24,598	24,596	191,527
Kent Summit, Ltd.	Shelbyville	KY	8	247,300	3,330	99	50	57,207	10,266	10,264	79,586
Kingswood II, Ltd.	Mount Olive	MS	24	645,169	34,907	95	50	152,206	29,013	29,014	225,149
LaGrange Apts.-Phase II	Lagrange	MO	8	192,559	6,000	99	50	45,711	9,744	9,744	69,723
Lake City Village, Ltd.	Lake City	FL	36	1,127,945	63,040	99	50	269,685	48,476	48,476	373,859
Lakecrest, Ltd.	Elizabethtown	KY	36	1,051,680	58,620	95	50	266,539	42,307	42,307	322,429
Lakeview Estates, Ltd.	Lakeview	AR	33	1,030,543	54,700	99	50	249,451	48,220	48,220	374,003
Lakewood Apt.s II, Ltd.	Lake City	FL	32	867,759	46,350	95	50	212,000	39,072	39,020	302,547
Larue Properties, Limited	Hodgenville	KY	24	608,975	23,480	99	50	185,145	30,844	30,843	239,226
Las Rosas II, Ltd.	Tularosa	NM	28	916,003	48,820	95	50	221,375	40,998	41,000	318,136
Laurelwood Apts., L.P.	Collierville	TN	35	1,073,222	73,050	95	50	259,302	42,466	42,466	329,337
Lead Bayou, Ltd.	Cleveland	MS	48	1,325,445	70,600	95	50	236,394	50,719	50,720	386,376
Lewis Apts. Company I	Lowville	NY	18	684,058	36,250	99	50	165,773	31,410	31,410	243,630
Lewistown Apts. L.P.	Lewistown	MO	12	284,520	15,053	95	50	67,666	13,348	13,348	98,437
Lillie Mae's Retirement Village Apts.	Chickasha	OK	48	1,101,326	144,500	99	50	299,293	49,758	49,758	385,964
Lockport Seniors Apts.	Donaldsonville	LA	32	855,418	45,400	99	50	217,714	38,955	38,941	302,043
Longview Terrace, Ltd.	Decatur	MS	24	690,384	36,700	95	50	159,185	31,294	31,293	242,357
Magnolia Plaza, Ltd.	Magnolia	TX	36	957,112	51,000	95	50	231,713	42,912	42,913	332,981
Manor Apts. Caddo Mills	Caddo Mills	TX	24	579,435	18,200	99	50	128,510	25,727	25,727	199,544
Many Seniors Apts.	Many	LA	32	959,579	29,850	99	50	230,490	42,855	42,840	332,292
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,033,597	54,880	95	50	249,384	45,530	45,530	340,238
Maple Leaf Assoc.	Watsontown	PA	24	931,017	49,500	95	50	225,188	42,249	42,248	337,598
Marion Sept. Housing, L.P.	Marion	KS	20	544,536	29,000	95	50	131,628	24,761	24,761	192,817
Meadowland Apts., Ltd	Iowa	LA	16	522,180	29,332	99	50	129,131	20,291	20,291	155,897
Mills-Shapley , L.P.	Greenville	MS	14	201,040	21,975	99	27.5	82,157	23,707	23,706	157,633
Mitchell II Limited	Mitchell	IN	24	740,677	38,370	99	50	181,473	30,213	30,215	234,075
Mosswood Apts., Ltd.	Start	LA	24	753,823	36,700	95	50	166,822	30,853	30,853	235,044
Mountain View Apts. II	Morehead	KY	24	736,608	39,632	99	50	186,493	33,081	33,081	256,388
Munfordville Properties	Munfordville	KY	10	340,417	18,000	95	50	81,248	13,785	13,785	106,958
M-W Limited Partnership	Westfield	WI	8	237,930	12,740	95	50	58,068	7,964	7,964	61,779
New Caney Oaks, Ltd.	New Caney	TX	57	1,212,482	65,000	95	50	293,148	54,567	54,567	423,036
North Deer Creek, L.P.	Hollandale	MS	24	703,070	38,325	95	50	174,358	32,641	32,641	253,052
Oak Leaf Partnership, Ltd.	Jackson	MS	16	0	115,600	99	50	63,090	0	0	93,128
Oak Valley Place II, L.P.	Knox	IN	18	533,106	28,385	99	50	122,084	21,224	21,224	164,682
Oakdale Seniors Apts.	Oakdale	LA	26	767,056	40,950	95	50	184,861	33,879	33,820	262,436
Oakwood Apartments, L.P.	Hannibal	MO	24	581,582	18,186	95	50	140,222	27,273	27,273	201,135
Old Oak Estates, L.P.	West Monroe	LA	37	1,247,211	39,570	99	50	306,274	56,902	56,902	441,520
Onion Creek, Ltd.	Buda	TX	32	821,957	44,561	95	50	199,101	35,728	35,728	276,713
Orchard Commons, Ltd.	Crab Orchard	KY	16	441,253	16,110	99	50	122,449	22,612	22,606	175,302
P.D.C. Eighteen L. P.	Newport	AR	32	1,050,600	32,570	95	50	236,615	41,500	41,468	321,550
P.D.C. Twenty Two L. P.	Cherry Valley	AR	20	734,941	22,970	95	50	171,475	30,437	30,416	236,368
Park Place East Assoc.	Muncy	PA	24	904,115	30,250	99	50	241,188	38,467	38,466	298,257
Park Place North Assoc.	Muncy	PA	16	604,350	32,300	99	50	146,836	27,863	27,862	216,104
Parkwood Associates, L.P.	Stateline	MS	24	671,078	20,920	99	50	164,700	31,229	31,229	242,222
Pecan Villa Apts., L.P.	Richwood	LA	32	1,068,400	57,700	95	50	262,777	48,853	48,852	379,036
Pecanwood Apts. III, Ltd.	Whitehouse	TX	32	708,424	37,500	99	50	178,638	32,501	32,501	252,085
Perry Apartments L.P.	Perry	MO	8	184,825	9,895	95	50	44,222	7,925	7,204	61,957
Pocomoke Villas L. P.	Pocomoke	MD	37	1,486,504	78,947	99	50	362,966	68,784	68,785	525,910
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	676,581	36,500	95	50	164,502	29,233	29,234	221,432
Regency Apts. of Reno, Ltd.	Reno	TX	24	576,453	18,000	99	50	138,379	24,673	24,673	189,846
Regency Associates, Ltd.	Sumrall	MS	24	653,523	34,778	95	50	158,045	28,875	28,876	224,059
Reservoir Hill L.P. V	Baltimore	MD	18	739,250	200	99	50	577,891	112,969	112,970	875,922
Reynolds & Assoc., First St., L.P.	Durant	OK	32	842,475	55,600	95	50	106,464	37,057	36,993	283,265
Reynolds & Assoc., N. Place III, L.P.	Calera	OK	16	440,030	23,500	95	50	204,752	18,519	18,491	139,833
Ridge View Apts., Ltd.	Crystal River	FL	44	1,381,630	73,324	95	50	312,000	56,254	56,184	435,697
Ridgecrest Properties Ltd.	Bridgeport	AL	24	681,765	36,300	95	50	164,784	26,372	26,372	200,224
River View Apts., L.P.	Canton	MO	8	65,985	9,950	99	50	21,494	4,318	4,319	30,834
Riverbend Apartments, Ltd.	Delta	LA	16	488,781	26,300	95	50	119,075	21,631	21,631	164,134
Rolling Meadow II L.P.	Greensboro	MD	26	992,268	53,000	99	50	244,480	44,471	44,472	342,532
Russell Sept. Housing, L.P.	Russell	KS	12	325,144	17,400	95	50	78,492	16,011	16,011	120,068
Sacramento, Ltd.	Cloudcraft	NM	20	797,911	45,230	95	50	194,175	33,104	33,102	256,760
Shaker Housing Credit L.P.	Cleveland	OH	39	0	728,428	99	50	335,771	0	0	390,047
Sleepy Oaks Ltd. Prtnrship	W. Branch	MI	12	307,940	25,265	95	50	82,239	13,850	12,632	97,365
Somerset Western Hills II	Somerset	KY	16	505,061	22,220	99	50	125,254	23,736	23,736	178,604
Southeastern Assoc. Ltd.	Hammond	LA	42	1,357,027	72,400	99	50	314,798	60,661	59,208	431,247
Southern Apts. Partnership	Iota	LA	20	592,697	32,759	95	50	142,358	26,675	26,629	206,627
Spring Meadow Apts. Ltd.	Russell Springs	KY	24	737,669	55,537	99	50	183,090	34,021	34,020	263,987
St. Rose Associates, Ltd.	Frankfort	NY	24	767,091	29,803	99	50	182,093	35,956	35,956	277,287
Streamside Associates	St. Rose	LA	24	925,572	40,150	99	50	238,335	44,775	41,729	326,186
Sullivan Garden Apts., L.P.	Sullivan	MO	23	295,947	9,275	99	50	80,933	16,448	16,448	116,819
Summer Place, Ltd.	St. Helen	MI	12	338,426	18,050	95	50	81,457	14,462	14,462	112,244
Sun Rise North Ltd.	Guntersville	AL	48	1,493,062	46,800	99	50	362,362	56,607	56,607	438,562
Sunrise Apartments L.P.	Milton	WV	12	381,104	77,000	95	50	82,532	13,669	14,244	109,326
Taft Gardens, Ltd.	Taft	TX	24	628,495	33,500	95	50	151,792	26,807	26,807	204,127
Taft Terrace, Ltd.	Taft	TX	32	837,992	44,700	95	50	202,669	37,633	37,633	292,180
Timberline Apartments	Wilburton	OK	24	624,310	33,400	95	50	151,443	27,722	27,723	215,113
Valley Limited, L.P.	Vevay	IN	24	695,560	22,500	99	50	128,592	24,892	24,891	193,068
Valley Place Associates	Elysburg	PA	32	1,292,937	67,200	99	50	311,318	58,283	58,283	445,034
Wayland Apartments, L.P.	Wayland	MO	8	191,306	10,211	95	50	45,771	8,794	8,166	64,388
West Meadow Apts. II, Ltd.	Geneva	AL	32	850,202	47,900	95	50	187,250	34,497	34,452	267,128
Wexford Associates	Littleton	ME	16	812,118	40,000	99	50	175,185	33,352	33,354	256,182
Willow Haven Apts., L.P.	Delhi	LA	44	1,394,902	78,391	95	50	323,906	61,540	61,540	477,522
Wilson Lake Associates	Wilton	ME	34	1,618,575	85,900	99	50	400,896	76,574	76,574	593,924
Wolcott Associates	Alport	NY	40	1,435,431	77,936	99	50	353,080	67,142	67,147	499,525
Woodcrest Apts., L.P.	Lafayette	TN	32	964,210	62,000	95	50	233,994	40,279	38,883	299,255
Housing Partners VI, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	24,922	5,778	5,778	29,045
Housing Partners VIII, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,873	2,731	2,731	13,735
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,972	2,571	2,571	12,934
Housing Partners XI, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	39,093	8,521	8,521	42,889
Housing Partners XII, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,142	11,142	55,478
Housing Partners XIII, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	29,603	5,445	5,445	26,996
Housing Partners XV, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,273	11,273	56,401
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	38,703	7,707	7,707	38,809
			3,600	$108,207,505	$ 6,945,607			$ 27,190,082	$ 4,947,040	$ 4,934,656	$38,331,340

Glossary

Developers Original Equity - The amount of original capital contributed or to have been contributed by the developer/general partner of the Operating Partnership.

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

1997 LIHC Credits - The amount of Low Income Housing Credits ("LIHC") generated by the Operating Partnerships and allocated to the Partnership for the tax year ending 12/31/97.

Accumulated LIHC (from Inception of Bayfield) - The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/97.

(The above list of Operating Partnerships does not include the Partnership's investment in several investor partnerships that own limited partnership interests in Operating Partnerships.)

               The following is additional information on certain Operating Partnerships which had operational or other financial problems either during or which continued during the Fiscal Year ended March 31, 1998:

Shaker Housing Credit L.P

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

Alachua Villas, Ltd., Citrus Terrace, Ltd. and Lake City Village, Ltd.

               In the 1995 Fiscal Year, Megan Asset Management, as general partner of the Partnership, and the Partnership commenced an action in the Circuit Court of Alachua County, Florida as the sole limited partner of, and derivatively on behalf of, two Operating Partnerships, Lake City Village, Ltd. and Alachua Villas, Ltd., against John D. Carver ("Carver"), the general partner of these Operating Partnerships, and a management company affiliated with Carver, G & R Management Services, Inc. ("G & R"). The actions arose as a result of the acceleration by RD of the entire balance due on the mortgage against these Operating Partnerships. RD alleged various defaults under such Operating Partnership's loan agreements, promissory notes and mortgages with RD (the "RD Documents"), including failure to pay real estate taxes, failure to maintain account balances sufficient to pay current operating and maintenance expenses, failure to maintain adequate records and file required reports, and failure to correct deficiencies previously noted by RD during its supervisory visits to the housing projects.

               After extensive motion practice and discovery, on January 13, 1995, a settlement agreement was entered into providing for a designated representative of the Partnership (a company under common ownership and control with Megan Asset Management) to take over management of the affected Operating Partnerships and the replacement of Carver as general partner subject to the consent of RD (which was obtained in December, 1995). This settlement agreement also provides for an audit of the two Operating Partnerships and Citrus Terrace Village Ltd., an Operating Partnership unaffiliated with Carver, but which G&R managed ("Citrus Terrace"). This audit uncovered possible claims of the two Operating Partnerships and Citrus Terrace against the defendants totaling $83,599, which amount was contested by Carver. Following a hearing on November 13, 1997, the Court ruled that it would enter summary judgment in favor of the Partnership against Carver in the amount of $78,599 together with interest from January 24, 1996. Thereafter Carver appealed the Court's entry of judgment in favor of the Partnership. After the filing of briefs and hearing the arguments the Circuit Court of Appeal, First District, State of Florida dismissed Carver's appeal and the judgment in favor of the Partnership became final. Subsequently, the Partnership applied for an award of attorney's fees and cost pursuant to the terms of the Settlement Agreement. By an order dated March 2, 2001, the Partnership's application for an award of attorneys' fees and costs was granted by the Court in the sum of $34,012.95 as attorney's fees and $787.00 as costs for the total sum of $34,799.95. While the Partnership is making attempts to recover against Carver with respect to the judgment and award of attorney's fees and costs on behalf of itself and the affected Operating Partnerships, there can be no assurance that any such amounts will be recovered.

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

               After a jury trial in the Circuit Court of Alachua County, Florida, in November, 1998, the jury reach a verdict that the defendants had not caused the Partnership's and Operating Partnerships' financial loss. Following the jury's verdict, defendants have sought $55,545 recovery for their costs and attorneys' fees against the Partnership. The Partnership and counsel to the Partnership did not believe the Partnership was obligated for defendants' cost and attorneys' fees and defended against such claim, however, the Court concluded that the Partnership would be liable for costs incurred by defendants in the amount of $18,464.70. Subsequently, the Partnership reached a settlement agreement with defendants and paid $13,000 to defendants in full settlement of all costs and attorney's fees due to defendants.

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

               Flambeau Village is the Partnership's largest single producer of tax credits with approximately $163,000 in annual tax credits. Accordingly, the Partnership engaged legal and tax counsel and tax credit compliance experts to review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code ("IRC"), meet with the IRS and actively monitor the situation. As a result of a meeting between the professionals engaged by the Partnership and the IRS, the Partnership was informally informed that the IRS had concluded that Flambeau Village had failed to meet the minimum set-aside and rent restriction tests of Section 42 of the IRC and therefore, it had not qualified for and was not entitled Tax Credits for any year. The IRS however did not issued a formal report at the time and its investigation and the Developer/General Partner's negotiations with the IRS continued.

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

               Subsequently, in connection with the IRS's criminal investigation of the activities of principals, former officers of or persons related to Flambeau Village's Developer/General Partner, the Partnership learned that one of the Developer/General Partner's principals and former officers pleaded guilty to charges filed by the IRS relating to other activities (not involving the IRS's audit of Flambeau Village's 1993 and 1994 tax returns) and was sentenced to and served a two year jail sentence.

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

               Although there can be no assurance that the IRS will not seek to recapture all of the Tax Credits generated by Flambeau Village, other than for the years 1993 and 1994, the Partnership's counsel believes, after considering the IRS letter which reflects that no adjustments will be proposed by the IRS either at the partnership level or individual partner level for 1993 and 1994, absent a finding of fraud by the IRS with respect to the activities of the Developer/General Partner with respect to Flambeau Village, and the fact that the statute of limitations has run for years prior to 1998, that the IRS will not likely make any adjustment for the Tax Credits allocated by Flambeau Village to the Partnership and by the Partnership to its Limited Partners for the years 1989 through 1997. It is not known what position with respect to adjustments the IRS will take, if any, for the subsequent year 1998 for which Tax Credits were allocated to and passed through by the Partnership to its Limited Partners. No Tax Credits were passed through by the Partnership for the year 1996 and, in view of the above, the Partnership elected not to pass through Tax Credits allocated by Flambeau Village to it in the amount of $17,727 for the year 1999, which was the last year the Partnership was entitled to tax credits.

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

               As a result of the loss of the 1996 and 1999 Tax Credits not taken by the Partnership in the aggregate amount of $179,142 and the additional costs incurred by the Partnership of $117,815 to have its professionals review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code, meet with the IRS and actively monitor the situation, the Partnership is reviewing the likelihood of successfully pursuing a claim against and attempting to recover compensatory damages for such losses from the Developer/General Partner of Flambeau Village and any affiliate deemed responsible under the terms of Flambeau Village Operating Partnership agreement, the Partnership's Plan and common law. However, in the event a claim is filed there can be no assurance that any amounts will be recovered by the Partnership.

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

               As the repayment of the fees of $117,815 for professional services paid by the Partnership on behalf of Flambeau Village is subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which this Operating Partnership presently does not have, and negotiations with or successful litigation against with the Developer/General Partner of Flambeau Village, there can be no assurance that any such amounts will be recovered by the Partnership.

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

Broadway Terrace of Drew, L.P.

               At the time that an affiliate of Megan Asset Management began to manage Broadway Terrace of Drew it had severely under funded reserves and several years of delinquent real estate taxes. Further the Project had an entire building, containing 8 apartments, uninhabitable and unrentable due to severe vandalism, as a result of which RD commenced formal foreclosure proceedings. The Partnership engaged legal counsel on behalf of Broadway Terrace and was successful in stopping the foreclosure proceedings and getting RD to begin working with Megan Asset Management's affiliate to put a workout plan together toward saving the Project owned by this Operating Partnership. A workout plan is in the process of being negotiated.

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

Pontotoc Ridge, Ltd.

               In consideration of the Partnership's making a loan of $14,985 in excess of its capital commitment to Pontotoc Ridge, to enable it to pay certain real estate taxes in arrears, RD has not foreclosed on its mortgage to Pontotoc Ridge and has restructured its mortgage loan to finance the payment of the balance of the past due real estate taxes to permit this Operating Partnership to remain in operation. This permits the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and avoid recapture of previously taken and used Tax Credits.

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

               The Partnership has also paid professional fees on behalf of Oak Leaf Partnership, Ltd. relating to its investigation and the litigation against the former general partner of this Operating Partnership in the amount of $12,890. Said payments have been written-off by the Partnership as uncollectible.

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

Approximate Number of Security Holders

               As of March 31, 2001, there were approximately 1,830 holders of Limited Partnership Interests.

Distributions

               An aggregate of $9,250, $5,118 and $-0- was distributed to Limited Partners for fiscal years ending March 31, 1998, March 31, 1997 and March 31, 1996, respectively, in the form of return of Partnership capital.

Item 6. Selected Financial Data

               The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 1998, 1997, 1996, 1995 and 1994. This information has been derived from and is qualified by reference to the additional detailed information is set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.

OPERATIONS
	For the Year Ended March 31, 1998	For the Year Ended March 31, 1997	For the Year Ended March 31, 1996	For the Year Ended March 31,1995	For the Year Ended March 31, 1994
Interest income	$ 78,291	$ 80,997	$ 243,313	$ 164,178	$ 208,498
Other Income	10,379	11,471	40,891	-0-	-0-
	88,670	92,468	284,204	164,178	208,498

Equity in Losses of Operating Partnerships	(873,489)	(1,551,846)	(2,588,698)	(3,675,489)	(3,748,006)
Expenses	(471,868)	(447,424)	(361,305)	(673,971)	(788,926)
Net Loss	$ (1,256,687)	$ (1,906,802)	$ (2,665,798)	$ (4,185,282)	$ (4,328,434)
Net Loss per 0.05% Partnership Interest	$ (628)	$ (953)	$ (1,333)	$ (2,093)	$ (2,164)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 0	$ 0	$ 515	$ 258

BALANCE SHEET	As of March 31, 1998	As of March 31, 1997	As of March 31, 1996	As of March 31, 1995	As of March 31, 1994
Total Assets	$ 3,077,981	$ 4,303,853	$ 6,166,549	$ 8,889,077	$ 13,217,016
Total Liabilities	$ 147,852	$ 173,203	$ 169,116	$ 323,869	$ 4,474,580
Partners' Capital	$ 2,930,129	$ 4,130,650	$ 5,997,432	$ 8,565,208	$ 8,742,436

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

               The total amount due annually to the Partnership from the $750 distributions from the Operating Partnerships was $105,000. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. For the 1997calendar year $56,000 of the distributions was outstanding and due to the Partnership. To the extent that such distributions or portion thereof are not paid in any year, the remainder accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.

               The Partnership also receives interest income on account balances.

               The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds from the sale or refinancing of its interest in the Operating Partnerships (the General Partner has actively begun exploring various exit strategies, including the sale and/or refinancing of the Partnership's interests in the Operating Partnerships which own the Projects, however, the Partnership is planning on the implementation of its Liquidity Program pursuant to which it intends to sell a limited number of the Partnership's interests in the Operating Partnerships to assist it in meeting its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented - see "Description of Business" above and "Liquidity" below). There can be no assurance that such proceeds, if any, from the sale or refinancing of the remaining Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. Further there can be no assurance that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see "Liquidity" subsection "(f)" below), will ultimately yield an economic benefit to the Limited Partners.

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 1998, an aggregate of $1,223,287 was owed pursuant to the Investor Notes. These notes are considered past due. As of March 31, 1997, an aggregate of $1,315,052 was owed pursuant to the Investor Notes, all of which was past due. As of March 31, 1996, an aggregate of $1,385,793 was owned pursuant to the Investor Notes, all of which was past due.

               Other than the annual payment referred to above, the Partnership does not anticipate that it will receive material cash distributions from the operations of the Operating Partnerships, or that it will derive net cash from its operations generally. Aside from such payments, the Partnership does not have significant external sources of Capital Resources, except for funds it anticipates receiving from the implementation of its Liquidity Program pursuant to which it intends to sell a limited number of the Partnership's interests in the Operating Partnerships to assist it in meeting its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented (see "Description of Business" above and "Liquidity" below). All of the above-named sources of Capital Resources are being used to meet the operating expenses of the Partnership and to preserve and maintain the investment in its Projects.

Liquidity

               The Partnership's principal uses of funds are to meet its operating expenses and, prior to December 31, 1994, (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations with respect to the Operating Partnerships at March 31, 1998 were $94,535; $115,764 at March 31, 1997; and $136,913 as of March 31, 1996 with respect to the Operating Partnerships. The Partnership also assumed certain accrued expenses pursuant to the Plan which were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 1998 Fiscal Year, 1997 Fiscal Year and 1996 Fiscal Year gross cash amounts received by the Partnership were as follows:

(a)    $91,765, $70,741 and $241,219 respectively, from payments of capital contributions by Limited Partners pursuant to Investor Notes; and

(b)    $78,291, $80,997 and $243,313 respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan, and lockbox funds held by the Secured Lenders.

               For the 1998 Fiscal Year, 1997 Fiscal Year and 1996 Fiscal Year, respectively, the uses of funds by the Partnership were as follows:

(a)    $21,229, $21,149 and $93,259 respectively, for capital contributions to the Operating Partnerships;

(b)     $351,133, $310,301 and $188,621 respectively, for professional fees which amounts for the 1998 Fiscal Year were attributable to professional costs related primarily to litigation against the CPA who performed the audit of three Operating Partnerships, professional costs for the site inspections of several troubled properties and professional costs related to the preparation and filing of the Form 10-K; for professional fees which amounts for the 1997 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnership and subsequent litigation against the CPA who performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collection actions against Limited Partners who defaulted on the payment f their Investor Notes; such amounts for the 1996 Fiscal Year were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnerships, and collection actions against Limited Partners who defaulted on the payment of their Investor Notes;

(c)    $124,855, $132,714 and $188,086 respectively, for operating expenses; and

(d)    $9,250, $5,118 and $-0- respectively, for the 1998 Fiscal Year, 1997 Fiscal Year and 1996 Fiscal Year , for payments as a return of capital made to the Limited Partners in accordance with the Plan.

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

               The net decrease in cash held by the Partnership amounted to $324,015 for the 1998 Fiscal Year, a net decrease in cash of $297,896 for the 1997 Fiscal Year and a net decrease in cash of $263,930 for the 1996 Fiscal Year. In view of the legal complexities and costs involved in exploring various exit strategies, including the possible sale of the investor limited partnership interests in the Partnership and the sale and/or refinancing of the Partnership's interests in the Operating Partnerships (see "Description of Business" and "Liquidity" above) the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, the General Partner intends to begin implementing a Liquidity Program pursuant to which it anticipates selling a limited number of the Partnership's interests in the Operating Partnerships which own the Projects to assist it in meeting its operating expenses until such time, if at all, as a complete exit strategy has been identified and implemented. (see "Description of Business" and "Liquidity" above). However, there can be no assurance in the future that the Partnership will be able to meet its obligations through this program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.

Results of Operations

               Expenses, comprised principally of depreciation deductions passed through to the Partnership from the Operating Partnerships, exceeded income, which is comprised principally of interest income, by $1,256,687 for the 1998 Fiscal Year, $1,906,802 for the 1997 Fiscal Year and $2,665,799 for the 1996 Fiscal Year.

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

               It is estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated or still to be generated by the Partnership will aggregate approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. Further the production of such Tax Credits will take slightly longer than the ten years estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership. Such estimate is based on the following assumptions: (i) the Partnership will continue to use its available cash to attempt to preserve as much of its present portfolio of Projects as possible and will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships, (ii) the current applicability of the tax laws and regulations and current interpretations of such laws and regulations by the courts, remain unchanged, (iii) the occupancy of each of the Projects with qualifying individuals will continue substantially unchanged throughout the applicable Tax Credit compliance period, and (iv) no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group. In the tax year ended December 31, 1997, the Limited Partners were allocated approximately $4,935,000 in Tax Credits, or approximately $2,468 per 0.05% of Partnership Interest.

             Interest income decreased by approximately 3% for the March 1998 Fiscal Year from the 1997 Fiscal Year and is primarily due to is primarily due to a reduction in the amount of late interest collected on defaulted Investor Notes.  Interest income decreased by approximately 67% for the March 1997 Fiscal Year from the 1996 Fiscal Year and is primarily due to a reduction in the amount of late interest collected on defaulted Investor Notes. Interest income increased by approximately 48% to $243,000 for the 1996 Fiscal Year from $164,000 for the 1995 Fiscal Year and was primarily due to the collection of late interest on defaulted Investor Notes. Due to the end of the investor pay-in period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes, there will be no material interest income for future periods from the Investor Notes.

               Equity in losses from Operating Partnerships was $873,000 for the 1998 Fiscal Year and $1,552,000 for the 1997 Fiscal Year, or a decrease of 44%. Equity in losses from Operating Partnerships was $1,552,000 for the 1997 Fiscal Year and $2,589,000 for the 1996 Fiscal Year, or a decrease of 40%. The decrease in losses from Operating Partnerships is also caused by the limitation of recognizing losses under the equity method of accounting in which losses in excess of aggregate investment in each Operating Partnership are not recognized. As of March 31, 1997, losses from approximately 50% of the Operating Partnerships were not recognized on the Partnership's books of account for financial purposes as the aggregate losses were in excess of the Partnership's investments in the Operating Partnerships, however, for tax purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1's. There was a decrease for the 1995 Fiscal Year of approximately 2%, primarily as a result of fluctuation in the rental income, operating expenses and depreciation of such Operating Partnerships.

              Management fees paid remained the same in the 1998 Fiscal Year from the 1997 Fiscal Year and in the 1997 Fiscal Year from the 1996 Fiscal Year. Management fees paid decreased to $119,500 in the 1996 Fiscal Year from the 1995 Fiscal Year. This was a decrease in the Management fees of approximately $272,000 from the prior 1995 Fiscal Year. The decreases were due to a decrease in Independent Manager's fee after the end of the investor pay-in period as of December 31, 1994, the elimination of the general partner fee, and the elimination of the investor billing fee.

               Professional fees of approximately $347,000 in the 1998 Fiscal Year included fees incurred for litigation against the CPA who performed the audit of three of the Operating Partnerships, professional costs related to the IRS audit of one of the operating partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes. Professional fees of approximately $317,000 in the 1997 Fiscal Year included fees incurred for the removal of the general partners of three of the Operating Partnerships and subsequent litigation against the CPA who performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collections actions against Limited Partners who defaulted on the payment of their Investor Notes. Professional fees of approximately $165,000 in the 1996 Fiscal Year included fees incurred in connection with the removal of the general partners of three of the Operating Partnerships and collection actions against Limited Partners who defaulted on the payments of their Investor Notes.

               No interest expense was incurred in the 1998, 1997 and 1996 Fiscal Year and all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year.

               No amortization of organization costs were incurred in the 1998 and 1997 Fiscal Year and amortization of organization costs decreased 18% for the 1996 Fiscal Year from the 1995 Fiscal Year due to 1996 being the final year of amortization of all organization costs.

               Other income of approximately $10,000 was recorded in the 1998 Fiscal Year and is a result of a collection of a bad debt. Other income of approximately $11,000 was recorded in the 1997 Fiscal Year and is a result of the recovery of bad debts and the recovery of expenses incurred to collect the bad debts. Other income of approximately $41,000 was recorded in the 1996 Fiscal Year and is a result of a collection of a bad debt and the write-off of an account payable that was recorded in a prior Fiscal Year.

               Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events is estimated at $1,968,000 as of March 31, 2001, subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see "Item 2. Properties" above) and any unpaid or accrued annual distributions due the Partnership (see "Capital Resources" above) from the Operating Partnerships and reduced by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency.

               The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1997, 1996 and 1995 respectively, Limited Partners were allocated $4,935,257, $4,804,968 and $5,020,191 in Tax Credits, or approximately $2,468, $2,402 and $2,510 per 0.05% of Partnership Interest, respectively.

Forward Looking Statements

               Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Partnership or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate".

               All such forward-looking statements speak only as of the date of this Report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

               Gary L. Maddock, 61, Chairman of Megan Asset Management, is a real estate attorney, CPA and licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July, 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent law practice, he has represented owner/developers of projects ranging from a proposed $100 million Caribbean hotel, marina and condominium development to a 250-room urban hotel and conference center to a proposed $15 million residential waterfront development on Long Island, New York. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low income families and the elderly. He has been engaged in and continues to be engaged in the practice of law and has performed professional services for the Partnership and others; see "Item 13. Certain Relationships and Related Transactions".

               Paul J. Maddock, 49, President of Megan Asset Management, has been with the Independent Manager for nine years. Paul Maddock spends about 70% of his time working on and overseeing the management of the Partnership. He is a CPA and was formerly a tax manager for a regional CPA firm.

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

               The members of the Investors Committee are as follows:

               Fran Hoaglund, Chair, 58. President of Tax Equity Associates for the past 10 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.

               David Apple, 46. President of David Apple, Ltd. (certified public accountants) for the past 10 years. CPA for more than 15 years. Holder of an Interest.

               James Linna, 61. President of First Midwest Securities, Inc. and President of First Midwest Insurance Services, Inc. for the past five years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 20 years. Holder of an Interest.

               Joseph Schwartz, 35. Treasurer of Gregory Schwartz & Co. since 1991. Prior thereto Mr. Schwartz was employed as a certified public accountant with Arthur Andersen & Co. (1989-1991) and Plante & Moran (1988), following his graduation from the University of Notre Dame in 1988.

               William Walczak, 60. CPA for the past 20 years and currently a member of the accounting firm of MacDonald & Walczak, CPAs, LLC. Holder of an Interest.

               See "Compensation of the Investors Committee" below.

The Developer Class Representative

               The Developer Class Representative is ERC Properties, Inc. located in Fort Smith, Arkansas which was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships' bankruptcy proceedings (see "Item 1. Business" above) and continues to represent the approximately 139 Operating Partnerships. Pursuant to the Plan, the Developer Class Representative had and continues to have many responsibilities including but not limited to performing an oversight role in connection with the each Debtor Investor Limited Partnership's right to commence any action to avoid or recover any Pre-Petition transfer of property; negotiate with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing in the year 2000 which shall not exceed $750; file any financing statement (without a Debtor Investor Limited Partnership's or the Master Limited Partnership's signature) which is reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan; it is deemed to be a holder in due course of the Unfinanced Notes; is directed to execute and record any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.

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

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Fiscal Year Ended	Fee	All Other Compensation (2)
Megan Asset Management, Inc. -	3/31/98	$ 134,352	$ 9,645
Independent Manager (1)	3/31/97	$ 127,460	$ 14,234
	3/31/96	$ 153,287	$ 10,727

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

               The total amount originally due to Continental Construction, with 8% interest as provided in the Plan, as of September 30, 2001 is $4,490,000, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager and 50% is due to the Partnership. With respect to the above 25% of gross fees earned from any of the Operating Partnership, there were no such amounts due or owing to the Partnership for this reporting period. Subsequent to this reporting period, an aggregate of $1,500, $1,125 and $1,600 was due and paid to the Partnership by the Independent Manager for fiscal periods ending March 31, 2001, March 31, 2000, and March 31, 1999, from fees earned by it or its Affiliates directly from the Operating Partnerships.

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

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, pursuant to a budget approved by the General Partner (and thereafter such reasonable sums as deemed necessary by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $19,267, $24,178 and $4,900 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 1998, March 31, 1997 and March 31, 1996. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

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

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. The Partnership paid Gary L. Maddock P.C. approximately $222,500 in legal fees and expenses related to legal services rendered to the Partnership, during the 1998 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $43,175 in accounting fees during the 1998 Fiscal Year related to tax return services rendered to approximately 60 Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules

Reports of Independent Accountants

Balance Sheets as of March 31, 1998 and March 31, 1997

Statements of Operations for the fiscal year ended March 31, 1998, March 31, 1997 and March 31, 1996

Statements of Changes in Partners' Capital for the fiscal year ended March 31, 1998, March 31, 1997 and March 31, 1996

Statements of Cash Flows for the fiscal year ended March 31, 1998, March 31, 1997 and March 31, 1996

Notes to Financial Statements as of March 31, 1998, March 31, 1997 and March 31, 1996

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

Dated: October 30, 2001	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager/General Partner By: /s/ Gary L. Maddock Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: October 30, 2001	By:/s/ Gary L. Maddock Chairman and Director, (Principal Executive Officer) Megan Asset Management, Inc.
Dated: October 30, 2001	By:/s/ Paul J. Maddock President and Director, (Principal Accounting Officer) Megan Asset Management, Inc.
Dated: October 30, 2001	By:/s/ Michele Maddock Director, Megan Asset Management, Inc.

 BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

March 31, 1998

Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1998

CONTENTS:

[LETTERHEAD OF]

SMITH & RADIGAN

INDEPENDENT AUDITORS' REPORT

To The Partners
Bayfield Low Income Housing Limited Partnership

We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 1998 and March 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1998, 1997 and 1996.  These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 140 of the 147 Operating Partnerships in 1998, 144 of the 148 Operating Partnerships in 1997 and 147 of the 149 Operating Partnerships in 1996 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 45 in 1998, 48 in 1997 and 49 in 1996 of these Operating Partnerships were audited by other auditors whose reports have been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 9.6 percent and 14.0 percent of the Master Limited Partnership's total assets at March 31, 1998 and March 31, 1997, respectively, and 36.1, 42.1 and 45.8 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1998, March 31, 1997 and March 31, 1996.

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

The financial statements of 95 of the Operating Partnerships in 1998, 97 of the Operating Partnerships in 1997 and 98 of the Operating Partnerships in 1996 were not audited. These investments comprised 36.8 percent and 45.4 percent of the Master Limited Partnership's total assets at March 31, 1998 and March 31, 1997, respectively, and 33.4 percent and 39.3 percent and 51.3 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1998, March 31, 1997 and March 31, 1996. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 95 Operating Partnerships in 1998, 97 Operating Partnerships in 1997 and 98 Operating Partnerships in 1996 referred to in the preceding paragraph been audited, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 1998 and March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1998, March 31, 1997 and March 31, 1996, in conformity with generally accepted accounting principles.

/s/ Smith & Radigan
Atlanta, Georgia
May 12, 1999

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

ASSETS
	March 31,
	1998	1997
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$ 1,427,558	$ 2,355,603
OTHER ASSETS
Cash	1,337,519	1,661,534
Advances to operating partnerships	312,904	286,716
	$ 3,077,981	$ 4,303,853

LIABILITIES AND PARTNERS' CAPITAL
	March 31,
	1998	1997
Accounts payable and accrued expenses	$ 53,317	$ 57,439
Contributions payable to operating partnerships	94,535	115,764
	147,852	173,203
Partners' capital
Limited partners	4,153,396	5,445,677
General partner	20	25
Subscriptions receivable	(1,223,287)	(1,315,052)
	2,930,129	4,130,650
	$ 3,077,981	$ 4,303,853

The Notes to Financial Statements are an integral part of these Statements.

Statements of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the Year Ended March 31,
	1998	1997	1996
Income
Interest income	$ 78,291	$ 80,997	$ 243,313
Other income	10,379	11,471	40,891
	88,670	92,468	284,204
Equity in losses of operating partnerships	(873,489)	(1,551,846)	(2,588,698)
Expenses:
Management fees	119,500	119,500	119,500
Professional services	347,013	317,210	165,245
Amortization	-0-	-0-	17,973
Other expense	5,355	10,714	58,587
	471,868	447,424	361,305
Net loss	$(1,256,687)	$(1,906,802)	$(2,665,799)
Net loss allocated to General Partner	$ (5)	$ (8)	$ (11)
Net loss allocated to limited partners	$(1,256,682)	$(1,906,794)	$(2,665,788)
Net loss per .05% limited partnership interest	$ (628)	$ (953)	$ (1,333)

The Notes to Financial Statements are an integral part of these Statements.

Statements of Changes in Partners' Capital
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	Limited Partners	General Partners	Subscriptions Receivable	Total
Partners' capital March 31, 1995	$10,192,176	$ 44	$ (1,627,012)	$ 8,565,208

Net loss for the year ended March 31, 1996	(2,665,788)	(11)	-0-	(2,665,799)
Repurchase of limited partnership unit	(18,500)	-0-	-0-	(18,500)
Collections and adjustments	(124,696)	-0-	241,219	116,523

Partners' capital March 31, 1996	7,383,192	33	(1,385,793)	5,997,432
Net loss for the year ended March 31, 1997	(1,906,794)	(8)	-0-	(1,906,802)
Distributions	(5,118)	-0-	-0-	(5,118)
Collections and adjustments	(25,603)	-0-	70,741	45,138
Partners' capital March 31, 1997	5,445,677	25	(1,315,052)	4,130,650
Net loss for the year ended March 31, 1998	(1,256,682)	(5)	-0-	(1,256,687)
Distributions	(9,250)	-0-	-0-	(9,250)
Collections and adjustments	(26,349)	-0-	91,765	65,416
Partners' capital March 31, 1998	$ 4,153,396	$ 20	$(1,223,287)	$ 2,930,129

The Notes to Financial Statements are an integral part of these Statements.

Statements of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS

	For the Year Ended March 31,
	1998	1997	1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,256,687)	$(1,906,802)	$(2,665,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of operating Partnerships	873,489	1,551,846	2,588,698
Amortization	-0-	-0-	17,973
Decrease (increase) in other assets	2,019	8,174	(188,237)
Increase (decrease) in accounts payable and accrued expenses	(4,122)	4,412	(76,821)
Total adjustments	871,386	1,564,432	2,341,613
Net cash used by operating activities	(385,301)	(342,370)	(324,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions paid to Operating Partnerships	(21,229)	(21,149)	(37,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions received	91,765	70,741	116,523
Repurchase of limited partnership unit	(9,250)	(5,118)	(18,500)
Net cash provided by financing activities	82,515	65,623	98,023

NET DECREASE IN CASH	(324,015)	(297,896)	(263,930)
CASH BALANCE, BEGINNING OF YEAR	1,661,534	1,959,430	2,223,360
CASH BALANCE, END OF YEAR	$ 1,337,519	$ 1,661,534	$ 1,959,430

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

The Projects were expected to receive financing from the Rural Development, formerly known as the Farmers Home Administration, of the U.S. Department of Agriculture, and to receive interest credits and, in some cases, rental assistance payments under Section 515 of the Housing Act of 1949. Each Project was expected to qualify for the low income housing credit ("LIHC") under Section 42 of the Internal Revenue Code of 1986. Section 42 of the Tax Code was enacted by the United States Congress to promote the development of low and moderate income rental housing. In order to generate LIHC, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations.

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

Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships after the implementation of the Plan in July, 1990, accrue interest at the rate of eight percent. Failure to pay this interest is not a default under the Plan and any such unpaid interest is contingently payable as a first priority out of Capital Events. The Master Limited Partnership has not made any payments of this interest and has not recorded such interest on the accompanying financial statements. The maximum amount of interest which may become payable under the Plan as a first priority from Capital Events is estimated at approximately $1,800,000.

Note C - Investment in Operating Limited Partnerships

A summary of the Master Limited Partnership's investments in Operating Partnerships accounted for on the equity method as of March 31, 1998 and March 31, 1997 (Note B) is as follows:

At March 31, 1998
Investment in Operating Partnership .	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AMF RRH, Ltd.*	$ 318,000	$ 84,977	$ (429,205)	$ -0-	$ -0-
Alachua Villas*	260,290	72,481	(476,550)	-0-	40,692
Baker Heights II Ltd.	202,502	53,782	(312,768)	-0-	-0-
Bayshore North Apts-IV	314,405	83,796	(403,170)	-0-	-0-
Blades Limited Partnership	264,931	70,838	(438,304)	-0-	-0-
Broadway Terrace, Ltd.	225,642	60,864	(541,660)	-0-	18,772
Cedar Grove Apts.	282,782	77,001	(435,915)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(588,940)	-0-	3,951
Diamond Court II LP	232,629	63,419	(333,183)	-0-	-0-
Donaldsonville Seniors	298,073	79,316	(370,084)	7,305	-0-
Elmwood Estates	295,860	79,205	(442,851)	-0-	-0-
First Street Apts.	322,657	85,344	(280,592)	127,409	-0-
Forest Park Apts*	215,330	55,915	(476,971)	-0-	-0-
Franklin Vista II	166,138	43,640	(306,849)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(401,764)	-0-	-0-
Greenleaf Gardens*	217,714	57,187	(344,436)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(489,685)	-0-	-0-
Hickory Square Apts.	94,754	24,889	(139,560)	-0-	-0-
Hilltop Manor Apts.*	216,667	56,761	(497,293)	-0-	-0-
Hitchcock Housing	270,750	71,118	(361,385)	-0-	-0-
Joaquin Apts.	295,621	78,653	(428,638)	-0-	-0-
Lake City Village*	312,889	74,743	(686,752)	-0-	-0-
Lakecrest Ltd.	315,204	85,773	(313,615)	87,362	-0-
Lakeview Estates	244,844	65,845	(466,705)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(320,494)	-0-	-0-
Las Rosas II, Ltd.	263,135	70,012	(388,523)	-0-	-0-
Laurel Wood-Capital	205,867	65,524	(240,005)	31,386	-0-
Lead Bayou, Ltd.	212,000	55,686	(343,398)	-0-	-0-
Lillie Mae's Retirement	226,752	58,149	(378,909)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(402,140)	-0-	-0-
Many Seniors Apts.	259,150	62,094	(415,157)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(341,278)	33,898	-0-
New Caney Oaks	225,742	60,543	(329,799)	-0-	-0-
Oakdale-T F Management	249,384	65,506	(413,342)	-0-	-0-
Old Oak Estates	184,856	48,556	(359,055)	-0-	-0-
Onion Creek	304,574	80,449	(404,857)	-0-	-0-
PDC Eighteen LP	196,521	52,298	(321,230)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(311,823)	-0-	-0-
Pecanwoods Apts. III, Ltd.	262,027	69,024	(401,114)	-0-	-0-
Pocomoke Villas Ltd.	175,138	46,923	(331,189)	-0-	-0-
Ridge View Apts.	359,216	95,341	(598,073)	-0-	-0-
Rolling Meadow II L.P.	238,870	64,218	(326,807)	-0-	-0-
Southeastern Assoc.	314,798	82,688	(497,956)	-0-	-0-
Sun Rise Apts. North	352,063	95,182	(553,076)	-0-	-0-
Taft Gardens	149,542	39,871	(254,799)	-0-	-0-
Taft Terrace	200,419	53,235	(412,976)	-0-	-0-
Valley Place Assoc.	309,068	81,774	(522,667)	-0-	-0-
West Meadow II Apts.	182,984	49,185	(250,067)	-0-	-0-
Willow Haven-Cross	323,905	85,080	(593,346)	-0-	-0-
Wilson Lake	400,896	105,304	(573,935)	-0-	-0-
Wolcott Assoc.	350,630	92,691	(435,867)	7,454	-0-
Woodcrest	233,244	61,464	(451,970)	-0-	-0-
	13,305,835	3,521,098	(21,140,727)	294,814	63,415

* Audited by Smith & Radigan, Certified Public Accountants, LLC

At March 31, 1998
Investment in Operating Partnership .	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Albany Commons, LTD	174,206	46,737	(198,014)	22,929	-0-
Anderson County Estates	120,768	32,116	(165,635)	-0-	-0-
Aurora Limited	61,808	24,540	(350,438)	-0-	-0-
Belfast Housing Assoc.	277,403	74,124	(396,016)	-0-	-0-
Berea Summit, Ltd.	43,460	11,855	(93,493)	-0-	-0-
Berkshire Apts. #2	135,683	35,898	(316,362)	-0-	-0-
Blanchard Apts.	166,374	43,899	(229,208)	-0-	-0-
Brentwood Apts.	160,800	42,237	(231,302)	-0-	-0-
Briar Hill Apts.	88,475	23,240	(157,759)	-0-	-0-
Bunkie Apts	164,759	43,277	(266,190)	-0-	-0-
Canal Town Assoc.	56,641	15,075	(17,707)	54,009	-0-
Canyon Hills Villas	75,702	20,719	(114,659)	-0-	-0-
Cedar Crest Apts.	93,972	25,078	(13,622)	105,428	-0-
Cherrywood (M & W)	57,237	15,253	(108,121)	-0-	-0-
Cle Elum	152,034	40,501	(253,370)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(133,218)	24,901	-0-
Clifford Heights Apts.	224,044	58,940	(332,935)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(328,711)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(282,360)	-0-	-0-
Coushatta Seniors Apts.	170,409	44,958	(246,141)	-0-	-0-
Cypress View Estates	164,942	43,712	(225,514)	-0-	-0-
Delta Terrace	180,474	47,405	(275,435)	-0-	-0-
East Magnolia Village	161,503	42,422	(300,182)	-0-	-0-
Edmonson Prop.	115,255	31,246	(120,784)	25,717	-0-
Elliott Manor, Ltd.	192,597	48,550	(291,941)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(223,145)	-0-	-0-
Flambeau Village	776,830	204,642	(856,241)	125,231	-0-
Folsom South Venture	89,912	23,725	(115,916)	-0-	-0-
Gaslight Square	179,152	47,058	(310,105)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(291,557)	-0-	-0-
Gilman Senior Apts.	35,221	-0-	(35,386)	-0-	7,722
Glenora Apts.	95,855	25,375	(205,274)	-0-	-0-
Hagewood Apts.	132,717	35,356	(247,713)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(162,123)	-0-	-0-
Hillwood Ltd.	86,050	22,603	(171,762)	-0-	-0-
Housing Partners IX	38,703	-0-	(34,326)	4,377	-0-
Housing Partners IX	13,872	-0-	(11,441)	2,431	-0-
Housing Partners VI	24,922	-0-	(22,180)	2,742	-0-
Housing Partners VIII	13,873	-0-	(6,953)	6,920	-0-
Housing Partners XI	39,093	-0-	(40,348)	-0-	-0-
Housing Partners XII	57,942	-0-	(53,425)	4,517	-0-
Housing Partners XIII	29,603	-0-	(22,394)	7,209	-0-
Housing Partners XV	57,942	-0-	(51,981)	5,961	-0-
Houston Assoc.	234,913	61,675	(244,365)	52,223	-0-
Hurricane	191,380	53,058	(286,444)	-0-	-0-
Indianwood Apts. II	113,856	29,907	(261,574)	-0-	-0-
Jonesville Apts. for Sr.	133,404	35,936	(140,673)	28,667	-0-
Kent Summit, Ltd.	58,711	15,552	(97,724)	-0-	-0-
Kingswood II, Ltd.	150,043	39,980	(196,625)	-0-	-0-
LaGrange Apts.-II	42,622	12,020	(52,563)	2,079	-0-
Larue Properties, Ltd.	180,468	48,632	(114,374)	114,726	-0-
Lewis Apts. Co.	161,706	43,544	(241,876)	-0-	-0-
Lewistown Apts.	67,666	17,774	(101,855)	-0-	-0-
Liberty Terrace Apts.	222,938	59,150	(302,999)	-0-	-0-
Longview Terrace Ltd.	159,185	41,813	(278,692)	-0-	-0-
Manor Apts-Caddo Mills	128,510	33,756	(271,886)	-0-	9,900
Marion Housing	129,096	34,575	(205,426)	-0-	-0-
Meadowland Apts.	129,131	33,919	(201,157)	-0-	-0-
Mills-Shapley Partnership	119,025	21,580	(150,383)	-0-	9,766
Mitchell II Ltd.	180,723	47,668	(275,662)	-0-	-0-
Mosswood Apt.	166,822	43,819	(323,102)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(229,025)	4,789	-0-
Munfordville	82,613	21,341	(144,831)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(261,552)	-0-	-0-
Oak Valley Place II	114,209	32,068	(200,977)	-0-	-0-
Oakwood Apartments Ltd.	138,722	36,832	(166,270)	9,284	-0-
Orchard Commons, Ltd.	120,120	32,164	(129,388)	2,896	-0-
Park Place East Assoc.	238,938	63,353	(278,006)	24,285	-0-
Park Place North	144,576	38,570	(204,693)	-0-	-0-
Parkwood Assoc.	161,299	43,262	(244,460)	-0-	-0-
PDC Twenty Two LP	171,475	45,041	(253,318)	-0-	-0-
Perry Apts.	44,222	11,616	(86,842)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(342,353)	-0-	3,735
Regency Apts. of Reno	137,659	36,348	(200,271)	-0-	-0-
Regency Plaza	154,427	41,514	(206,226)	-0-	-0-
Reservoir Hill L.P.	575,641	151,795	(434,380)	293,056	-0-
Reynolds & Assoc.	92,265	24,629	(133,090)	-0-	-0-
Rigecrest Apts.	312,000	81,953	(549,053)	-0-	-0-
River View Apts.	21,494	5,646	(26,910)	230	-0-
Riverbend Apts.	119,075	31,278	(216,831)	-0-	-0-
Russell September Housing	76,415	20,618	(120,780)	-0-	-0-
Sacramento, Ltd.	181,195	51,004	(228,700)	3,499	-0-
Sleepy Oaks-Seshano	79,988	21,602	(74,413)	27,177	-0-
Somerset West, Hills II	122,882	32,901	(160,526)	-0-	-0-
Southern Apts.	141,607	37,393	(234,758)	-0-	-0-
Spring Meadow Apts.	183,090	48,092	(264,705)	-0-	-0-
Streamside Assoc.	237,135	62,604	(268,488)	31,251	-0-
St. Rose Assoc.	181,343	47,831	(236,642)	-0-	-0-
Sullivan Garden Apts.	80,183	21,259	(211,856)	-0-	-0-
Summer Place-Deshano	79,257	21,410	(88,397)	12,270	-0-
Sunrise Apts.	81,782	21,679	(221,318)	-0-	-0-
Timberline	142,195	39,780	(241,648)	-0-	-0-
Valley Limited	125,387	33,777	(45,224)	113,940	-0-
Wayland Apts.	45,769	12,022	(78,923)	-0-	-0-
Wexford Assoc. L.P.	168,536	46,016	(225,383)	-0-	-0-
	13,269,534	3,438,444	(19,069,004)	1,132,744	31,123
	$26,575,369	$6,959,542	$(40,209,731)	$ 1,427,558	$ 94,538

At March 31, 1997
Operating Limited Partnership	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AFM RRH, Ltd.	$ 318,000	$ 84,977	$ (358,741)	$ 44,236	$ -0-
Alachua Villas *	260,290	72,481	(447,558)	-0-	40,692
Baker Heights II Ltd.	203,252	53,782	(273,618)	-0-	-0-
Bayshore North Apts-IV	314,405	83,796	(356,867)	41,334	-0-
Blades Limited Partnership	265,681	70,838	(384,514)	-0-	-0-
Broadway Terrace, Ltd.	225,642	60,864	(466,121)	-0-	19,522
Cedar Grove Apts.	282,782	77,001	(398,777)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(516,694)	-0-	3,951
Diamond Court II LP	233,379	63,419	(297,029)	-0-	-0-
Donaldsonville Seniors	298,073	79,316	(339,660)	37,729	-0-
Elmwood Estates	295,860	79,205	(442,851)	-0-	-0-
First Street Apts.	323,407	85,344	(280,592)	128,159	-0-
Forest Park Apts*	215,330	55,915	(441,471)	-0-	-0-
Franklin Vista II	166,138	43,640	(283,088)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(351,436)	22,011	-0-
Greenleaf Gardens	217,714	57,187	(295,243)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(456,921)	-0-	-0-
Hickory Square Apts.	94,754	24,889	(152,176)	-0-	-0-
Hilltop Manor Apts.	216,667	56,761	(415,335)	-0-	-0-
Hitchcock Housing	270,750	71,118	(329,516)	12,352	-0-
Joaquin Apts.	295,621	78,653	(393,788)	-0-	-0-
Lakecrest Apts.	315,954	85,773	(280,524)	121,203	-0-
Lakeview Estates	245,927	65,845	(430,901)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(293,517)	-0-	-0-
Las Rosas II, Ltd.	264,635	70,012	(344,388)	-0-	-0-
Laurel Wood-Capital	205,867	65,524	(208,380)	63,011	-0-
Lead Bayou, Ltd.	212,000	55,686	(297,944)	-0-	-0-
Lillie Mae's Retirement	227,502	58,149	(346,430)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(371,456)	-0-	-0-
Many Seniors Apts.	259,150	62,094	(379,337)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(313,534)	61,642	-0-
New Caney Oaks	225,742	60,543	(303,225)	-0-	-0-
Oakdale-T F Management	249,384	65,506	(387,111)	-0-	-0-
Old Oak Estates	184,856	48,556	(359,055)	-0-	-0-
Onion Creek	304,574	80,449	(378,343)	6,680	-0-
PDC Eighteen LP	196,521	52,298	(282,965)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(311,823)	-0-	-0-
Pecanwoods Apts. III, Ltd.	262,027	69,024	(379,501)	-0-	-0-
Pocomoke Villas Ltd.	175,888	46,923	(289,811)	-0-	-0-
Ridge View Apts.	359,216	95,341	(557,442)	-0-	-0-
Rolling Meadow II L.P.	239,620	64,218	(297,047)	6,791	-0-
Southeastern Assoc.	314,798	82,688	(445,306)	-0-	-0-
Sun Rise Apts. North	352,063	95,182	(489,662)	-0-	-0-
Taft Gardens	151,792	39,871	(236,880)	-0-	-0-
Taft Terrace	202,669	53,235	(379,332)	-0-	-0-
Valley Place Assoc.	309,818	81,774	(490,723)	-0-	-0-
West Meadow II Apts.	183,734	49,185	(220,713)	12,206	-0-
Willow Haven-Cross	323,905	85,080	(593,346)	-0-	-0-
Wilson Lake	400,896	105,304	(538,053)	-0-	-0-
Wolcott Assoc.	351,380	92,691	(399,427)	44,644	-0-
Woodcrest	233,244	61,464	(415,752)	-0-	-0-
	13,008,279	3,446,355	(18,703,924)	601,998	64,165

* Audited by Smith & Radigan, Certified Public Accountants, LLC
At March 31, 1997
Operating Limited Partnership	Equity in Capital Contributed	Acquisition Costs	Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Albany Commons, LTD	174,956	46,737	(189,046)	32,647	-0-
Anderson County Estates	120,768	32,116	(131,934)	20,950	-0-
Aurora Limited	61,808	24,540	(338,525)	-0-	-0-
Belfast Housing Assoc.	277,403	74,124	(378,983)	-0-	-0-
Berea Summit, Ltd.	43,928	11,855	(84,015)	-0-	-0-
Berkshire Apts. #2	136,665	35,898	(294,048)	-0-	18,976
Blanchard Apts.	166,374	43,899	(208,892)	1,381	-0-
Brentwood Apts.	160,800	42,237	(218,834)	-0-	-0-
Briar Hill Apts.	88,475	23,240	(152,918)	-0-	-0-
Bunkie Apts	164,759	43,277	(250,026)	-0-	-0-
Canal Town Assoc.	57,391	15,075	(15,356)	57,110	-0-
Canyon Hills Villas	76,710	20,719	(102,949)	-0-	-0-
Cedar Crest Apts.	93,972	25,078	16,918	135,968	-0-
Cherrywood (M & W)	57,237	15,253	(99,997)	-0-	-0-
Cle Elum	152,034	40,501	(240,308)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(125,697)	32,422	-0-
Clifford Heights Apts.	224,044	58,940	(322,206)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(293,040)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(262,769)	-0-	-0-
Coushatta Seniors Apts.	170,409	44,958	(215,848)	-0-	-0-
Cypress View Estates	164,942	43,712	(198,722)	9,932	-0-
Delta Terrace	180,474	47,405	(275,435)	-0-	-0-
East Magnolia Village	161,503	42,422	(273,859)	-0-	-0-
Edmonson Prop.	115,874	31,246	(110,386)	36,734	-0-
Elliott Manor, Ltd.	193,347	48,550	(282,765)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(198,776)	-0-	-0-
Flambeau Village	778,330	204,642	(819,282)	163,690	-0-
Folsom South Venture	90,324	23,725	(96,958)	17,091	-0-
Gaslight Square	179,152	47,058	(290,786)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(270,094)	-0-	-0-
Gilman Senior Apts.	35,221	-0-	(30,524)	4,697	8,472
Glenora Apts.	96,605	25,375	(186,170)	-0-	-0-
Hagewood Apts.	132,717	35,356	(217,011)	-0-	-0-
Hidden Hills Apts.	120,404	31,766	(143,663)	8,507	-0-
Hillwood Ltd.	86,050	22,603	(152,320)	-0-	-0-
Housing Partners IX	38,703	-0-	(28,776)	9,927	-0-
Housing Partners IX	13,872	-0-	(9,591)	4,281	-0-
Housing Partners VI	24,922	-0-	(17,559)	7,363	-0-
Housing Partners VIII	13,873	-0-	(5,232)	8,641	-0-
Housing Partners XI	39,093	-0-	(33,058)	6,035	-0-
Housing Partners XII	57,942	-0-	(44,876)	13,066	-0-
Housing Partners XIII	29,603	-0-	(16,896)	12,707	-0-
Housing Partners XV	57,942	-0-	(39,271)	18,671	-0-
Houston Assoc.	235,663	61,675	(214,732)	82,606	-0-
Hurricane	191,380	53,058	(250,103)	-0-	-0-
Indianwood Apts. II	113,856	29,907	(238,744)	-0-	-0-
Jonesville Apts. for Sr.	135,654	35,936	(128,054)	43,536	-0-
Kent Summit, Ltd.	58,711	15,552	(90,381)	-0-	-0-
Kingswood II, Ltd.	151,543	39,980	(169,343)	22,180	-0-
LaGrange Apts.-II	42,622	12,020	(44,460)	10,182	-0-
Lake City Village	312,889	74,743	(619,097)	-0-	-0-
Larue Properties, Ltd.	181,407	48,632	(106,461)	123,578	-0-
Lewis Apts. Co.	162,456	43,544	(219,553)	-0-	-0-
Lewistown Apts.	67,666	17,774	(86,417)	-0-	-0-
Liberty Terrace Apts.	223,688	59,150	(280,982)	1,856	-0-
Longview Terrace Ltd.	159,185	41,813	(253,239)	-0-	-0-
Manor Apts-Caddo Mills	128,510	33,756	(248,783)	-0-	9,900
Marion Housing	130,596	34,575	(190,702)	-0-	-0-
Meadowland Apts.	129,131	33,919	(189,512)	-0-	-0-
Mills-Shapley Partnership	119,025	21,580	(134,446)	6,159	9,766
Mitchell II Ltd.	180,723	47,668	(256,818)	-0-	-0-
Mosswood Apt.	166,822	43,819	(310,913)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(199,589)	34,225	-0-
Munfordville	82,613	21,341	(130,567)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(244,567)	-0-	-0-
Oak Leaf Partnership	62,090	16,309	(26,695)	51,704	-0-
Oak Valley Place II	116,334	32,068	(186,099)	-0-	-0-
Oakwood Apartments Ltd.	138,722	36,832	(152,631)	22,923	-0-
Orchard Commons, Ltd.	120,870	32,164	(127,489)	25,545	-0-
Park Place East Assoc.	241,188	63,353	(253,997)	50,544	-0-
Park Place North	146,826	38,570	(188,631)	-0-	-0-
Parkwood Assoc.	164,299	43,262	(214,269)	-0-	-0-
PDC Twenty Two LP	171,475	45,041	(243,091)	-0-	-0-
Perry Apts.	44,222	11,616	(80,875)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(301,146)	-0-	4,485
Regency Apts. of Reno	138,379	36,348	(170,178)	4,549	-0-
Regency Plaza	156,677	41,514	(190,589)	7,602	-0-
Reservoir Hill L.P.	577,141	151,795	(425,520)	303,416	-0-
Reynolds and Assoc.	92,265	24,629	(102,896)	13,998	-0-
Ridgecrest Apts.	312,000	81,953	(506,139)	-0-	-0-
River View Apts.	21,494	5,646	(25,093)	2,047	-0-
Riverbend Apts.	119,075	31,278	(199,801)	-0-	-0-
Russell September Housing	77,915	20,618	(108,451)	-0-	-0-
Sacramento, Ltd.	181,945	51,004	(202,380)	30,569	-0-
Sleepy Oaks-Seshano	80,738	21,602	(71,003)	31,337	-0-
Somerset West, Hills II	122,882	32,901	(145,336)	10,447	-0-
Southern Apts.	141,607	37,393	(211,845)	-0-	-0-
Spring Meadow Apts.	183,090	48,092	(245,905)	-0-	-0-
Streamside Assoc.	238,335	62,604	(225,672)	75,267	-0-
St. Rose Assoc.	182,093	47,831	(204,508)	25,416	-0-
Sullivan Garden Apts.	80,183	21,259	(189,995)	-0-	-0-
Summer Place-Deshano	80,007	21,410	(80,251)	21,166	-0-
Sunrise Apts.	81,782	21,679	(196,744)	-0-	-0-
Timberline	142,195	39,780	(210,207)	-0-	-0-
Valley Limited	126,137	33,777	(23,340)	136,574	-0-
Wayland Apts.	45,769	12,022	(67,698)	-0-	-0-
Wexford Assoc. L.P.	170,036	46,016	(201,693)	14,359	-0-
	13,683,736	3,529,496	(18,038,113)	1,753,605	51,599
	$26,692,015	$6,975,851	$(36,742,037)	$2,355,603	$ 115,764

All remaining contributions payable as of March 31, 1998 represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

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

Contributions receivable at March 31, 1998 consists of the following:

Past due installments from defaulting investors	$1,241,336
Amount representing unearned interest	(18,049)
$1,223,287

The Master Limited Partnership has recourse against the defaulting investors and is pursuing collection of these amounts. While the uncollectible amount cannot be estimated as of March 31, 1998, it is probable that most of the past due amounts will not be collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners' capital accounts as such amounts are determined to be uncollectible.

During the year ended March 31, 1998, subscriptions receivable totaling $26,349 were determined to be uncollectible and written off against the limited partners' capital accounts.

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

As compensation for its services, the Independent Manager received $149,500 for the years ended March 31, 1998 and 1997 and $147,000 for the year ended March 31, 1996, including amounts required to cover the costs of tax return preparation and audited financial statements. The management agreement calls for aggregate payments to the Independent Manager, including amounts required to cover the costs of tax return preparation and audited financial statements of the Master Limited Partnership, of $149,500 in the calendar year 1995 and each year thereafter.

Megan Asset is compensated for work relating to defaulting investors. The Independent Manager's compensation for the year ended March 31, 1998, 1997 and 1996 includes $2,337, $4,545 and $28,530, respectively, for work relating to defaulting investors.

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

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditors' Report

To the Partners
AFM RRH, Limited

We have audited the accompanying balance sheet of AFM RRH, Limited Hilltop Manor Apartments, USDA-RD Project No. 09-042-0260409707, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 4, 1998 on our consideration of the Partnership's internal controls and a report dated March 4, 1998 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-15 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
March 4, 1998

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditor's Report

To the Partners
Alachua Villas, Ltd.

We have audited the accompanying balance sheet of Alachua Villas, Ltd., (a limited partnership), USDA-RD Project No. 09-001-592892707, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alachua Villas, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 6, 1998 on our consideration of the Partnership's internal controls and a report dated March 6, 1998 on its compliance with applicable laws, regulations, contracts and grants.

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

/s/ Smith & Radigan
Atlanta, Georgia
March 6, 1998

[LETTERHEAD OF]
Albright Crumbacker Harrell & Moul, LLP

Independent Auditors' Report

Partners
Baker Heights II Limited Partnership
d/b/a Baker Heights Apartments II
Berkeley Springs, West Virginia

We have audited the accompanying balance sheets of Baker Heights II Limited Partnership, d/b/a Baker Heights Apartments II (the Partnership), RD Project No.: 57-002-550657348 as of December 31, 1997 and 1996, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Baker Heights II Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated May 18, 1998 on our consideration of the Partnership's internal control structure and a report dated May 18, 1998 on its compliance with laws and regulations.

/s/ Albright Crumbacker Harrell & Moul, LLP
May 18, 1998

[LETTERHEAD OF]
Testone, Marchall & Discenza LLP

Independent Auditor's Report

To the Partners
Bayshore North Apartments - Phase IV
Fayetteville, New York

We have audited the accompanying balance sheets of Bayshore North Apartments - Phase IV (A Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations and partners' capital (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayshore North Apartments - Phase IV as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated April 14, 1998 on our consideration of the internal control structure of Bayshore North Apartments - Phase IV and a report dated April 14, 1998 on its compliance with applicable laws and regulations and Farmers Home Administration requirements.

/s/ Testone, Marshall & Discenza, LLP
April 14,1998
Syracuse, New York

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

Independent Auditor's Report

To the Partners
Blades Limited Partnership
T/A Hunters Court

We have audited the accompanying balance sheet of Blades Limited Partnership T/A Hunters Court, FMHA Project No.: 07-004-521529005 as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blades Limited Partnership T/A Hunters Court, Project No.: 07-004-521529005 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland P.C.
Gaithersburg, Maryland
January 20, 1998

[LETTERHEAD OF]
Piltz, Williams, LaRosa & Company

Independent Auditors' Report

To the Partners
Broadway Terrace Of Drew, L.P.
Drew, Mississippi

We have audited the accompanying balance sheets of Broadway Terrace Of Drew, L.P. (A Mississippi Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss), changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Terrace of Drew, L.P. (A Mississippi Limited Partnership), at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1998, on our consideration of the project's internal control structure and a report dated February 5, 1998, on its compliance with laws and regulations.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in Note C to the financial statements, the Project is two years in arrears on the payment of its property taxes, primarily as a result of insufficient operating cash flows to fund the payment of the taxes. The Project's temporary general partner, through the management company, is commencing negotiations with Rural Economic and Community Development in an effort to devise a workout plan whereby a portion of the regularly scheduled mortgage payment can be abated and the abated funds used to pay the property taxes. Project management cannot predict what the outcome of these negotiations will be. These conditions raise substantial doubt about the Project's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information, including the Schedule of Federal Financial Assistance and the Schedule of Federal Financial Assistance Loans, included in this report (shown on Pages 11-14) is presented for the purposes of additional analysis and is not a required part of the financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Piltz, Williams, LaRosa & Co.
Certified Public Accountants
Biloxi, Mississippi
February 5, 1998

[LETTERHEAD OF]
Fister, Routh & Freeman PSC

Independent Auditors' Report

General Partner
Cedar Grove Apartments, Ltd.
Shepherdsville, Kentucky 40165

We have audited the accompanying balance sheets of Cedar Grove Apartments, Ltd., a segment of Cedar Grove Apartments, Ltd. (a Kentucky limited partnership), as of December 31 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended, These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our- opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Grove Apartments, Ltd., as of December 31, 1997, and the results of its operations and cash flows for the year ended December 1, 1997 in conformity with generally accepted accounting principles.

/s/ Fister, Routh & Freeman
Certified Public Accountants
January 27, 1998

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditors' Report

To the Partners
Citrus Terrace, Ltd.

We have audited the accompanying balance sheet of Citrus Terrace, Ltd., (a limited partnership), USDA-RD Project No. 09-028-262405142, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Terrace, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1998 on our consideration of the Partnership's internal controls and a report dated March 5, 1998 on its compliance with applicable laws, regulations, contracts and grants.

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

/s/ Smith & Radigan
Atlanta, Georgia
March 5, 1998

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

Independent Auditor's Report

To the Partners
Diamond Court II Limited Partnership

We have audited the accompanying balance sheet of Diamond Court II Limited Partnership, FMHA Project No.: 07-001-521528112 as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Court II Limited Partnership, Project No.: 07-001-521528112 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland PC
Gaithersburg, Maryland

January 20, 1998

[LETTERHEAD OF]
Cole, Evans & Peterson

February 16, 1998

Independent Auditors' Report

To the Partners
Donaldsonville Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Donaldsonville Seniors Apartments at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Projects management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donaldsonville Seniors Apartments at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998 on our consideration of Donaldsonville Seniors Apartments' internal control and a report dated February 16, 1998 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson
Cole, Evans & Peterson

[LETTERHEAD OF]

James N. Rachel, CPA

Independent Auditor's Report

To the Partners
Elmwood Estates, A Limited Partnership

I have audited the accompanying balance sheets of Elmwood Estates, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Elmwood Estates, A Limited Partnership's management, My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Estates, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued reports dated March 19, 1998, on my consideration of Elmwood Estates, A Limited Partnership's internal control structure and on its compliance with laws and regulations

/s/ James N. Rachel
Shreveport, Louisiana
March 19, 1998

[LETTERHEAD OF]

Casey J. Russell CPA Inc.

Independent Auditor's Report

To the General Partner
Reynolds and Associates
DBA First Street Apartments II
P.O. Box 100
Durant OK, 74701

I have audited the accompanying balance sheet of Reynolds and Associates, DBA First Street Apartments II FMHA Case Number 42007-405924621 as of December 31, 1997 and the related statement of operations and partner's deficit and cash flows for the year then ended. These financial statements are the responsibility of Reynolds and Associates, DBA First Street Apartment's II management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Reynolds and Associates, DBA First Street Apartments II FMHA case number 42-007-405924621, at December 31, 1997 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

In accordance with Government Standards, I have issued a report dated March 26, 1998 on my consideration of First Street Apartment II's internal control structure and a report dated March 26, 1998 on its compliance with laws and regulations.

/s/ Casey J. Russell CPA Inc.
March 26, 1998

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditors' Report

To the Partners
Forest Park Apartments, Ltd.

We have audited the accompanying balance sheet of Forest Park Apartments, Ltd., (a limited partnership), USDA-RD Project No. 09-063-502721007, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Park Apartments, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1998 on our consideration of the Partnership's internal controls and a report dated March 11, 1998 on its compliance with applicable laws, regulations, contracts and grants.

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

/s/ Smith & Radigan
Atlanta, Georgia
March 11, 1998

[LETTERHEAD OF]
McGee & Associates, P.C.

Independent Auditors' Report

To the Partners
Franklin Vista II, Ltd. and Rural Development

We have audited the accompanying balance sheets of Franklin Vista II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards , issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998, on our consideration of Franklin Vista II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in he report is presented for purposes of additional analysis and is not a required part of the financial statements of Franklin Vista II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ McGee & Associates, P.C.
February 2, 1998
Farmington, New Mexico

[LETTERHEAD OF]
Smith, Miles & Company, L.C.

Independent Auditors' Report

To the Partners
Gatewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Gatewood Apartments, Ltd., FMHA Project No: 09-003-0592782216, as of December 31, 1997 and 1996, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gatewood Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, L.C.
Panama City, Florida
February 7, 1998

[LETTERHEAD OF]
Smith & Radigan

Independent Auditors' Report

To the Partners
Greenleaf Gardens, Ltd.

We have audited the accompanying balance sheet of Greenleaf Gardens, Ltd. Greenleaf Gardens Apartments, USDA-RD Project No. 09-064-0592907502, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Gardens, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 4, 1998 on our consideration of the Partnership's internal controls and a report dated March 4, 1998 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-15 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
March 4, 1998

[LETTERHEAD OF]
Little & Banks LLC

Independent Auditors' Report

Greenwood Associates Limited Partnership
Greenwood, Louisiana

We have audited the accompanying balance sheet of Greenwood Associates Limited Partnership, (the Partnership) as of December 31, 1997, and the related statements of operation, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Greenwood Associates Limited Partnership, as of December 31, 1996, were audited by other auditors whose report dated January 31, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Associates Limited Partnership, as of December 31, 1997, and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998, on its compliance with laws, and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying schedules listed in the index are presented for the purpose of additional analysis and are not a required part of the financial statements of Greenwood Associates, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in relation to the financial statements taken as a whole.

/s/ Little & Banks, LLC
West Monroe, Louisiana
January 13, 1998

[LETTERHEAD OF]
Van Moore & Company, P.A.

Independent Auditor's Report

To the Partners
Hickory square Limited Partnership

We have audited the accompanying balance sheets of Hickory Square Limited Partnership, USDA Rural Development Project No.: 03-001710650913, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Square Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Hickory Square Limited Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Van Moore & Company, P.A.
Little Rock, Arkansas
February 9, 1998

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditors' Report

To the Partners
Hilltop Manor RRH, Ltd. II

We have audited the accompanying balance sheet of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments, USDA-RD Project No. 09-042-0592907501, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 4, 1998 on our consideration of the Partnership's internal controls and a report dated March 4, 1998 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-15 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
March 4, 1998

[LETTERHEAD OF]
H. D. Morris Co., Inc., P.C.

Independent Auditor's Report

To The Partners:
Hitchcock Housing, Ltd.

We have audited the accompanying balance sheet of Hitchcock Housing, Ltd., FmHA Case No.: 49-084-760136950, as of December 31, 1997 and 1996, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hitchcock Housing, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our reports dated April 17, 1998, on our consideration of Hitchcock Housing, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ H. D. Morris Co., Inc., P.C.
Houston, Texas
April 17, 1998

[LETTERHEAD OF]
Cole, Evans & Peterson

February 2, 1998

Independent Auditors' Report

To the Partners
Joaquin Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Joaquin Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joaquin Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Joaquin Apartments' internal control and a report dated February 2, 1998 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
Whelan, Doerr & Pike, PSC

Independent Auditors' Report

To the Partners
Lakecrest, Ltd.
Elizabethtown, Kentucky

We have audited the accompanying balance sheet of Lakecrest, Ltd. ( a Kentucky limited partnership), RECD Project No.: 20-047-611059430, as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility. of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lakecrest, Ltd. as of December 31 1996, were audited by other auditors whose report dated March 27, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall- financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion on, the financial statements referred to above present fairly, in all material respects, the financial position of Lakecrest, Ltd., as of December 31, 1997, and the results of its operations, the changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued a report dated July 1, 1998 on our consideration of Lakecrest, Ltd.'s internal control structure and a report dated July 1, 1998 on compliance with laws and regulations.

/s/ Whelan Doerr & Pike PSC
Certified Public Accountants
July 1, 1998

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

Independent Auditors' Report

To the Partners
Lake City Village, Ltd.

We have audited the accompanying balance sheet of Lake City Village, Ltd., (a limited partnership), USDA-RD Project No. 09-012-0592892709, as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake City Village, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1998 on our consideration of the Partnership's internal controls and a report dated March 5, 1998 on its compliance with applicable laws, regulations, contracts and grants.

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

March 5, 1998

[LETTERHEAD OF]
Gillon and Company, Ltd.

Report of Independent Certified Public Accountants

To the Partners
Lakeview Estates
(A Limited Partnership)

We have audited the accompanying balance sheets of Lakeview Estates (A Limited Partnership), as of December 31, 1997 and 1996, and the related Statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Estates as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 12, 1998, on our consideration of Lakeview Estate's internal control and on its compliance with laws and regulations.

/s/ Gillon and Company Ltd
Natchez, Mississippi
February 12, 1998

[LETTERHEAD OF]
Smith, Miles & Company, L.C.

Independent Auditors' Report

To the Partners
Lakewood Apartments, Ltd., Phase II
Panama City, Florida

We have audited the accompanying balance sheets of Lakewood Apartments, Ltd., Phase II, FmHA Project No: 09-012-592825075, as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments, Ltd., Phase II, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, L.C.
Panama City, Florida
February 10, 1998

[LETTERHEAD OF]
McGee & Associates, P.C.

Independent Auditors' Report

To the Partners
Las Rosas II, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Las Rosas II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Rosas II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998, on our consideration of Las Rosas II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

|/s/ McGee & Associates, P.C.
February 2, 1998
Farmington, New Mexico

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

Independent Auditors' Report

To the Partners
Laurel Wood Apartments, Ltd. and Rural Development
Jackson, Tennessee

We have audited the accompanying balance sheets of Laurel Wood Apartments, Ltd., (a limited partnership) Case No. 48-079-611057371, as of December 31,1997 and 1996 and the related statements of operations, changes in partners' equity (deficit),and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Wood Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 12, 1998 on our consideration of Laurel Wood Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statement.

/s/ Miller, Mayer, Sullivan & Stevens
Lexington, Kentucky
March 12, 1998

[LETTERHEAD OF]
Gillon and Company, Ltd.

Report of Independent Certified Public Accountants

To the Partners
Lead Bayou Apartments
(A Limited Partnership)

We have audited the accompanying balance sheets of Lead Bayou Apartments (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lead Bayou Apartments as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years their ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 28, 1998, on our consideration of Lead Bayou Apartments' internal control and on its compliance with laws and regulations.

/s/ Gillon and Company Ltd
Natchez, Mississippi
February 28, 1998

[LETTERHEAD OF]
Beall Barclay & Company, PLC

Independent Auditors' Report

Lillie Mae's Retirement Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Lillie Mae's Retirement Village Apartments, Ltd. (A Limited Partnership), FMHA Project No.: 42-026-0731282026, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lillie Mae's Retirement Village Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998, on our consideration of Lillie Mae's Retirement Village Apartments, Ltd.'s internal control structure and a report dated January 13, 1998, on its compliance with laws and regulations.

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

/s/ BEALL BARCLAY & COMPANY, PLC

Certified Public Accountants
Fort Smith, Arkansas
January 13, 1998

[LETTERHEAD OF]
H. D. Morris Co., Inc., P.C.

Independent Auditor's Report

To The Partners:
Magnolia Plaza Apartments, Ltd.

We have audited the accompanying balance sheet of Magnolia Plaza Apartments, Ltd., FMHA Case No.: 50-70-0760129844as of December 31, 1997 and 1996, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Magnolia Plaza Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1997 and 1996, are presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Governmental Auditing Standards, we have issued reports dated March 3, 1998, on our consideration of Magnolia Plaza Apartments, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ H.D. Morris Co., Inc., P.C.
Houston, TX
March 3, 1998

[LETTERHEAD OF]
Cole, Evans & Petereson

February 12, 1998

Independent Auditors' Report

To the Partners
Many Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Many Seniors Apartments at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Many Seniors Apartments at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of Many Seniors Apartment's internal control and a report dated February 12, 1998 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson
Cole, Evans & Peterson

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

Independent Auditors' Report

To the Partners
Maple Hill Estates, Ltd.
Rural Development London, Kentucky

We have audited the accompanying balance sheets of Maple Hill Estates, Ltd., (a limited partnership) Case No. 20-040-611063882, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Hill Estates, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 23, 1998 on our consideration of Maple Hill Estates, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information as been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan, & Stevens
Lexington, Kentucky
January 23, 1998

[LETTERHEAD OF]
Marshall& Shafer, P.C.

Independent Auditor's Report

March 23, 1998

To the Partners
New Caney Oaks Apartments
(A Segment of New Caney Oaks, Ltd.)

We have audited the accompanying balance sheet of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally-accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the financial statements, the financial statements referred to above includes the assets, liabilities, revenue and expenses which are shown in the accounting records of the apartment complex.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1997 and 1996, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 23, 1998, on our consideration of New Caney Oaks Apartments' (A Segment of New Caney Oaks, Ltd.) internal control and on its compliance with laws and regulations.

/s/ Marshall & Shafer, P.C.
Houston, Texas

[LETTERHEAD OF]
Cole, Evans & Peterson

February 17, 1998

Independent Auditors' Report

To the Partners
Oakdale Seniors Apartments
Mansfield, Louisiana

We have audited the accompanying balance sheets of Oakdale Seniors Apartments at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakdale Seniors Apartments at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998 on our consideration of Oakdale Seniors Apartment's internal control and a report dated February 17, 1998 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
James N. Rachel, CPA

Independent Auditor's Report

To the Partners
Old Oak Estates, A Limited Partnership

I have audited the accompanying balance sheets of Old Oak Estates, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Old Oak Estates, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Oak Estates, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued reports dated March 19, 1998, on my consideration of Old Oak Estates, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ James N. Rachel
Shreveport, Louisiana
March 19, 1998

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

Independent Auditor's Report

To the Partners
Onion Creek, Ltd.

We have audited the accompanying financial statements of Onion Creek, Ltd. as of December 31, 1997 and 1996, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program, Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onion Creek, Ltd. as of December 31, 1997 and 1996, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 3, 1998 on our consideration of Onion Creek, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
March 3, 1998

[LETTERHEAD OF]
Little, Shaneyfelt, Marshall & Co.

Independent Auditor's Report

To the Partners
P.D.C. Eighteen Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Eighteen Limited Partnership, RD Project No. 03-34-710652405 (the Partnership), as of December 31, 1997 and 1996, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Eighteen Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 20, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Little, Shaneyfelt Marshall & Co
March 20, 1998

[LETTERHEAD OF]
James N. Rachel, CPA

Independent Auditor's Report

To the Partners
Pecan Villa Apartments, A Limited Partnership

I have audited the accompanying balance sheets of Pecan Villa Apartments, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Pecan Villa Apartments, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Villa Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued reports dated March 19, 1998, on my consideration of Pecan Villa, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ James N. Rachel
Shreveport, Louisiana
March 19, 1998

[LETTERHEAD OF]
Cole, Evans & Peterson

February 17, 1998

Independent Auditors' Report

To the Partners
Pecanwood, Apartments III, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Pecanwood Apartments III, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended, These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecanwood Apartments III, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998 on our consideration of Pecanwood III Apartment's internal control and a report dated February 17, 1998 on its compliance with laws and regulations.

/s/ Cole, Evans & Peterson

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

Independent Auditor's Report

To the Partners
Pocomoke Villas Limited Partnership

We have audited the accompanying balance sheet of Pocomoke Villas Limited Partnership, FmHA Project No.: 24-024-521572645 as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocomoke Villas Limited Partnership, Project No.: 24-024-521572645 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland PC
Gaithersburg, Maryland
January 20, 1998

[LETTERHEAD OF]
Smith, Miles & Company, L.C.

Independent Auditors' Report

To the Partners
Ridgeview Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Ridgeview Apartments, Ltd., FmHA Project No: 09-009592695879, as of December 31, 1997 and 1996, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, L.C.
Panama City, Florida
February 13, 1998

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

Independent Auditor's Report

To the Partners
Rolling Meadow II Limited Partnership

We have audited the accompanying balance sheet of Rolling Meadow II Limited Partnership, FmHA Project No.: 24-006-521537063 as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Meadow II Limited Partnership, Project No.: 24-006-521537063 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Grubman & Associates of Maryland PC
Gaithersburg, Maryland
January 21, 1998

[LETTERHEAD OF]
Pailet, Meunier and LeBlanc, L.L.P.

Independent Auditor's Report

To the Partners
Southeastern Associates, Ltd.-Pin Oak

We have audited the accompanying balance sheets of Southeastern Associates, Ltd.-Pin Oak, RHS Project No: 22-053721100096 as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Associates, Ltd.-Pin Oak as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 1998 on our consideration of Southeastern Associates, Ltd.-Pin Oak's internal control and a report dated February 1, 1998 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 1, 1998

[LETTERHEAD OF]
Donald W. Causey, CPA, P.C.

Independent Auditor's Report

To the Partners
Sun Rise North, Ltd.
Guntersville, Alabama

I have audited the accompanying balance sheets of Sun Rise North, Ltd., a limited partnership, RHS Project No.: 01-048-630963314 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Rise North, Ltd., RHS Project No.: 01-048-630963314 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FMHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 1, 1998 on my consideration of Sun Rise North, Ltd., internal control structure and a report dated March 1, 1998 on its compliance with laws and regulations.

/s/ Donald W. Causey, CPA, P.C.
Gadsden, Alabama
March 1, 1998

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

Independent Auditor's Report

To the Partners
Taft Gardens, Ltd.

We have audited the accompanying financial statements of Taft Gardens, Ltd. as of December 31, 1997 and 1996, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Gardens, Ltd. as of December 31, 1997 and 1996, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 4, 1998 on our consideration of Taft Gardens, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
March 4, 1998

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

Independent Auditor's Report

To the Partners
Taft Terrace, Ltd.

We have audited the accompanying financial statements of Taft Terrace, Ltd. as of December 31, 1997 and 1996, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Terrace, Ltd. as of December 31, 1997 and 1996, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 2, 1998 on our consideration of Taft Terrace, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
March 2, 1998

[LETTERHEAD OF]
Parente Randolph Orlando Carey & Associates

Independent Auditor's Report

To the Partners of
Valley Place Associates
Turbotville, Pennsylvania:

We have audited the accompanying balance sheets of Valley Place Associates (a limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the management of Valley Place Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Place Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Parente, Randolph, Orlando, Carey & Associates
Williamsport, Pennsylvania

January 27, 1998

[LETTERHEAD OF]
Smith, Miles & Company, L.C.

Independent Auditors' Report

To the Partners
West Meadow Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance Sheets of West Meadow Apartments II, Ltd., FMHA Project No: 01-031592806818 as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership, s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Meadow Apartments II, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, L.C.
Panama City, Florida
February 13, 1998

[LETTERHEAD OF]
James N. Rachel

Independent Auditor's Report

To the Partners
Willow Haven Apartments, A Limited Partnership

I have audited the accompanying balance sheets of Willow Haven Apartments, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Willow Haven Apartments, A Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Haven Apartments, A Limited Partnership as of December 31, 1997 and t996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles,

In accordance with Government Auditing Standards, I have also issued reports dated March 19, 1998, on my consideration of Willow Haven Apartments, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ James N. Rachel
Shreveport, Louisiana
March 19,1998

[LETTERHEAD OF]
Berry, Dunn, McNeil & Parker

Independent Auditors' Report

The Partners
Wilson Lake Associates

We have audited the accompanying balance sheets of Wilson Lake Associates (a limited partnership), RD Case No. 23-004-010390750, as of December 31, 1997 and 1996, and the related statements of operations and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Lake Associates, a limited partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 through 13 is presented solely for the use of U.S. Department of Agriculture, Rural Development (USDA-RD) and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued reports dated January 16, 1998, on our consideration of Wilson Lake Associates' internal control structure and its compliance with laws, regulations and contracts.

/s/ Berry Dunn McNeil & Parker
Portland, Maine
January 16, 1998

[LETTERHEAD OF]
Bain, Brown & DeLaura

Independent Auditor's Report

To the Partners
Wolcott Associates

We have audited the accompanying balance sheets of Wolcott Associates, as of November 30, 1997 and 1996 and the related statements of operations and partners' capital and of cash flows for the years then ended. These financial statements are the responsibility of the general partners of Wolcott Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolcott Associates as of November 30, 1997 and 1996, and the results of its operations and partners' capital and of cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Wolcott Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Bain Brown & DeLaura
February 2, 1998

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

Independent Auditors' Report

To the Partners
Woodcrest Apartments, Ltd. and Rural Development
Cookeville, Tennessee

We have audited the accompanying balance sheets of Woodcrest Apartments, Ltd., (a limited partnership) Case No. 48-056-611047118, as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 1998 on our consideration of Woodcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens
Lexington, Kentucky
January 22, 1998