Form 10-K
period 1999-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2002-01-04
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999 or

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

/ / Yes      / / No

DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

               This filing is a consolidated filing for the fiscal year ended March 31, 1999. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 1999, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1998.

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
Wynnfield Estates Limited Partnership
Wilshire Estates Limited Partnership

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

               The direct below-market-rate mortgage loans, in amounts up to 97% of apartment complex costs as determined pursuant to RD regulations and for terms up to 50 years, for rural rental housing provided by RD under Section 515 were extended to qualified sponsors organized exclusively for the purpose of providing housing. In addition, RD provided each owner with mortgage interest subsidies, which effectively lower the interest rate of the loan to 1% after the completion of the apartment complex, the benefits of which the owner must pass through to eligible tenants in the form of lower rents. RD regulations limit cash distributions to owners of apartment complexes which it finances to a maximum annual return of 8% per annum, on a non-cumulative basis, on the owner's equity contribution of 3% to 5% of the cost of the apartment complex.

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

               For the tax year ended December 31, 1998, the Partnership passed through an aggregate total of approximately $3,724,000 of Tax Credits to the Limited Partners. The annual anticipated Tax Credits, which the Partnership could have received from the Operating Partnerships, excluding those projects lost in prior years due to insolvency or bankruptcy, and passed through to the Limited Partners during the tax year ended December 31, 1998, was approximately $3,754,000.

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

               Purpose (i) - the acquisition of the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 (See Item 1. Business - Organization, above);

               Purpose (ii) - the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", below.

               Purpose (iii) - in attempting to fulfill such other undertakings of the Partnership as are set forth in the Plan the Partnership has, among other things:

      used its capital resources, to maintain, to the extent possible, the Partnership's interests in the Operating Partnerships in order to provide Tax Credits to the Limited Partners.

      For the fiscal years ended March 31, 1999 (the "1999 Fiscal Year"), March 31, 1998 (the "1998 Fiscal Year") and March 31, 1997 (the "1997 Fiscal Year") the Partnership had cash and cash reserves totaling $1,097,967, $1,337,519 and $1,661,534 , respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement and to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners. See "Item 2. Properties"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity".

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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships
Operating Partnership	City	State	Number of Apts. Units	Project's Mortgage Balance	Developer's Original Equity	Tax Items	Capital Events	Bayfield's Committed Capital Contribution	Approx. Avg. Annual Anticipated Federal Credits	1998 LIHC Credits	Accum. LIHC (from Inception of Bayfield)

AFM RRH LIMITED	Ocala	FL	36	$1,090,038	$80,868	99	50	$265,305	$43,618	$43,618	$453,847
Alachua Villas, Ltd.	Alachua	FL	35	1,053,929	51,575	99	50	224,387	44,421	44,414	387,530
Albany Commons, Ltd.	Albany	KY	24	682,973	23,400	99	50	177,929	32,342	32,334	283,087
Anderson Country Estates, L.P.	Palmyra	MO	24	584,505	18,340	99	50	122,268	31,398	27,909	227,173
Aurora Limited	Aurora	IN	22	1,040,007	51,400	99	50	180,468	1,413	1,413	209,780
Baker Heights II, L.P.	Martinsburg	WV	32	981,079	53,000	95	50	241,438	41,443	41,442	380,468
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,334,128	41,840	99	50	319,017	58,892	58,892	513,343
Belfast Housing Associates	Belfast	ME	24	1,127,091	60,500	99	50	282,195	53,147	53,147	465,367
Berea Summitt, Ltd.	Shelbyville	KY	15	420,448	5,856	99	50	45,134	8,114	8,112	71,010
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	674,485	36,150	95	50	163,186	13,976	13,976	186,588
Blades Limited Partnership	Blades	DE	33	1,234,927	66,000	99	50	301,958	57,861	57,861	496,388
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	706,347	37,250	95	50	167,124	-	-	228,002
Brentwood Apartments, Ltd.	Flatwoods	KY	21	671,281	36,500	99	50	160,800	23,639	23,639	258,191
Briar Hill Apartments, Ltd.	Barbourville	KY	16	364,568	29,654	95	50	88,475	817	817	132,323
Broadway Terrace of Drew, L.P.	Drew	MS	48	1,339,909	73,650	99	50	301,536	63,342	60,783	480,702
Bunkie Seniors Apts. Partnership	Bunkie	LA	24	680,908	36,520	95	50	164,759	-	-	235,643
Canal Town Associates	Canastota	NY	6	242,625	12,991	95	50	57,391	2,402	2,402	83,833
Canyon Villas L.P.	Fort Benton	MT	10	334,631	10,500	99	50	78,878	13,462	13,462	110,550
Cedar Crest Apartments, L.P.	Bourbon	MO	16	387,801	12,200	99	50	95,472	20,058	18,794	151,322
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,107,882	60,763	95	50	275,938	41,303	41,304	380,696
Citrus Terrace, Ltd.	Sebring	FL	42	1,372,797	71,885	99	50	324,907	61,688	61,688	557,364
Cle Elum Apartment Associates	Cle Elum	WA	20	623,225	34,000	95	50	154,188	4,221	4,221	216,836
Cleveland Courts, LTD.	Cleveland	MS	18	522,680	27,750	99	50	127,650	24,912	24,912	217,305
Clifford Heights Apartments, Ltd.	Stamping Ground	KY	12	381,576	20,564	99	50	93,425	17,598	17,598	154,099
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	672,669	35,700	99	50	166,138	30,927	30,927	270,711
Cottonwood Seniors Apts. Partnership	Cottonport	LA	24	688,353	21,432	99	50	164,527	25,663	25,664	270,132
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	717,600	22,500	99	50	171,159	24,720	24,719	280,477
Cypress View Estates, Ltd.	Shaw	MS	24	703,494	37,500	95	50	166,414	31,765	31,753	278,038
Delta Terrace Estates, L.P.	Sterlington	LA	24	742,816	39,700	95	50	180,474	22,164	22,168	279,065
Diamond Court II L.P.	Harrington	DE	32	1,222,801	38,300	99	50	297,192	53,901	53,901	470,834
East Magnolia Village, L.P.	Port Gibson	MS	24	653,070	35,000	99	50	161,503	10,294	10,294	245,039
Edmonson Properties, Limited	Brownsville	KY	16	473,430	15,470	99	50	118,956	21,949	21,949	191,471
Elliott Manor, Ltd.	Sandy Hook	KY	24	763,546	23,960	99	50	184,831	34,372	34,372	293,549
Elmwood Estates, L.P.	Monroe	LA	32	1,038,565	32,550	99	50	94,754	14,944	14,947	127,364
Fieldcrest, Ltd.	Lexington	KY	16	437,242	23,275	99	50	114,667	20,756	23,351	195,891
Flambeau Village, L.P.	Ladysmith	WI	54	1,623,668	723,000	99	50	779,080	161,415	161,415	1,259,360
Folsom South Venture	Folsom	LA	12	377,259	20,073	99	50	90,324	17,574	17,574	153,748
Forest Park Apartments Ltd.	Lake Butler	FL	32	911,414	43,150	99	50	212,871	21,788	21,788	351,056
Franklin Vista II, Ltd.	Anthony	NM	28	883,940	47,250	95	50	216,093	28,542	28,542	337,201
Gaslight Square Apartments, Ltd.	Versailles	IN	24	707,942	39,474	95	50	179,152	4,637	4,637	250,451
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,112,822	59,533	95	50	270,750	49,225	49,226	436,790
Gibsland Villas L.P.	Gibsland	LA	24	755,000	42,930	95	50	206,022	35,484	35,484	311,034
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	160,003	5,000	99	50	35,221	6,565	6,565	41,032
Glenmora Apartments Partnership	Glenmora	LA	13	422,508	21,590	99	50	96,605	19,890	18,186	166,161
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,267,362	67,650	99	50	304,975	23,426	23,425	499,575
Greenwood Associates L.P.	Greenwood	AL	40	1,280,780	66,700	95	50	292,301	55,007	55,006	481,687
Hagewood Apartments Ltd.	Natchitoches	LA	16	557,158	29,775	95	50	134,601	1,748	1,748	197,783
Hickory Square L.P.	Little Rock	AR	40	1,348,913	29,900	95	50	284,550	-	-	430,038
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	496,494	26,796	99	50	120,935	22,371	22,371	192,310
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,336,730	58,600	99	50	326,541	63,003	63,055	547,809
Hillwood, Ltd.	Anderson	AL	12	316,446	16,900	99	50	86,050	15,101	17,526	146,550
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,030,928	55,200	95	50	250,676	4,866	4,866	373,163
Houston Associates	Lycoming Country	PA	24	951,255	29,850	99	50	234,799	43,362	43,362	376,183
Hurricane, Ltd.	Hurricane	UT	24	828,802	70,250	95	50	201,993	-	-	297,917
Indianwood Apartments II, Ltd.	Lafayette	AL	24	619,051	32,800	99	50	113,856	-	-	176,116
Joaquin Apartments, Ltd.	Joaquin	TX	32	746,420	40,000	99	50	181,777	14,778	14,778	283,930
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	556,608	29,518	99	50	136,811	24,598	24,596	216,123
Kent Summit, Ltd.	Shelbyville	KY	8	243,980	3,330	99	50	57,207	10,266	10,264	89,850
Kingswood II, Ltd.	Mount Olive	MS	24	642,767	34,907	95	50	152,206	22,620	22,620	247,769
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	192,117	6,000	99	50	45,711	10,782	9,743	79,466
Lake City Village, Ltd.	Lake City	FL	36	1,125,116	63,040	99	50	269,685	48,476	48,476	422,335
Lakecrest, Ltd.	Elizabethtown	KY	36	1,040,340	58,620	95	50	266,539	27,608	27,608	350,037
Lakeview Estates, Ltd.	Lakeview	AR	33	1,027,954	54,700	99	50	249,451	48,220	48,220	422,223
Lakewood Apartments II, Ltd.	Lake City	FL	32	905,597	46,350	95	50	212,000	38,554	38,555	341,102
Larue Properties, Limited	Hodgenville	KY	24	600,636	23,480	99	50	185,145	30,839	30,843	270,069
Las Rosas II, Ltd.	Tularosa	NM	28	913,719	48,820	95	50	221,375	24,989	24,990	343,126
Laurelwood Apartments, L.P.	Collierville	TN	35	1,081,485	73,050	95	50	259,302	19,240	8,953	338,290
Lead Bayou, Ltd.	Cleveland	MS	48	1,322,313	70,600	95	50	236,394	17,993	17,987	404,369
Lewis Apartments Company I	Lowville	NY	18	682,416	36,250	99	50	165,773	31,411	31,411	275,041
Lewistown Apartments L.P.	Lewistown	MO	12	283,952	15,053	95	50	67,666	15,015	13,347	111,784
Lillie Mae's Retirement Village Apts., L.P.	Chickasha	OK	48	1,098,782	144,500	99	50	299,293	49,758	49,758	435,722
Lockport Seniors Apts. Partnership	Donaldsonville	LA	32	851,652	45,400	99	50	217,714	30,183	30,183	332,226
Longview Terrace, Ltd.	Decatur	MS	24	688,856	36,700	95	50	159,185	31,300	32,240	274,597
Magnolia Plaza, Ltd.	Magnolia	TX	36	954,661	51,000	95	50	231,713	3,241	3,241	336,222
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	578,000	18,200	99	50	128,510	20,276	20,081	219,625
Many Seniors Apts. Partnership	Many	LA	32	955,723	29,850	99	50	230,490	42,855	42,855	375,147
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,031,753	54,880	95	50	249,384	8,593	8,594	348,832
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	928,772	49,500	95	50	225,188	23,180	23,179	360,777
Marion September Housing, L.P.	Marion	KS	20	542,965	29,000	95	50	131,628	11,849	11,850	204,667
Meadowland Apartments, Ltd.	Iowa	LA	16	520,897	29,332	99	50	129,131	20,295	20,295	176,192
Mills-Shapley Partnership, L.P.	Greenville	MS	14	191,376	21,975	99	27.5	82,157	23,713	23,713	181,346
Mitchell II Limited	Mitchell	IN	24	739,559	38,370	99	50	181,473	30,213	30,213	237,090
Mosswood Apartments, Ltd.	Start	LA	24	751,406	36,700	95	50	166,822	27,484	27,485	262,529
Mountain View Apartments II, Ltd.	Morehead	KY	24	734,112	39,632	99	50	186,493	33,081	33,081	289,469
Munfordville Properties, Limited	Munfordville	KY	10	339,741	18,000	95	50	81,248	4,457	4,457	111,415
M-W Limited Partnership	Westfield	WI	8	237,155	12,740	95	50	58,068	6,408	6,408	68,187
New Caney Oaks, Ltd.	New Caney	TX	57	1,208,509	65,000	95	50	293,148	-	-	423,036
North Deer Creek, L.P.	Hollandale	MS	24	701,206	38,325	95	50	174,358	31,371	31,371	284,423
Oak Leaf Partnership, Ltd.	Jackson	MS	16	-	115,600	99	50	63,090	-	-	93,128
Oak Valley Place II, L.P.	Knox	IN	18	531,839	28,385	99	50	122,084	18,298	18,295	182,977
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	763,537	40,950	95	50	184,861	-	-	262,436
Oakwood Apartments, L.P.	Hannibal	MO	24	580,422	18,186	95	50	140,222	30,680	27,272	228,407
Old Oak Estates, L.P.	West Monroe	LA	37	1,241,087	39,570	99	50	306,274	51,431	51,422	492,942
Onion Creek, Ltd.	Buda	TX	32	819,891	44,561	95	50	199,101	30,162	30,162	306,875
Orchard Commons, Ltd.	Crab Orchard	KY	16	430,448	16,110	99	50	122,449	22,612	22,608	197,910
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,048,770	32,570	95	50	236,615	41,500	41,468	363,018
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	733,531	22,970	95	50	171,475	32,150	30,416	266,784
Park Place East Associates	Muncy	PA	24	902,382	30,250	99	50	241,188	38,462	38,467	336,723
Park Place North Associates	Muncy	PA	16	602,796	32,300	99	50	146,836	27,863	27,863	243,966
Parkwood Associates, L.P.	Stateline	MS	24	669,718	20,920	99	50	164,700	31,225	31,225	273,447
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,065,545	57,700	95	50	262,777	25,253	25,251	404,287
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	705,475	37,500	99	50	178,638	14,106	14,106	266,191
Perry Apartments L.P.	Perry	MO	8	184,320	9,895	95	50	44,222	2,159	-	61,957
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,483,070	78,947	99	50	362,966	68,794	68,794	594,704
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	674,995	36,500	95	50	164,502	21,385	21,385	241,817
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	575,247	18,000	99	50	138,379	24,675	24,673	214,519
Regency Associates, Ltd.	Sumrall	MS	24	651,830	34,778	95	50	158,045	8,611	8,611	232,670
Reservoir Hill Limited Partnership V	Baltimore	MD	18	699,022	200	99	50	577,891	112,969	112,969	988,891
Reynolds & Associates, First St., L.P.	Durant	OK	32	842,292	55,600	95	50	204,752	23,350	23,350	307,844
Reynolds & Associates, N. Place III, L.P.	Calera	OK	16	438,899	23,500	95	50	106,464	18,004	18,004	158,784
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,378,547	73,324	95	50	312,000	20,915	22,856	458,553
Ridgecrest Properties Ltd.	Bridgeport	AL	24	680,218	36,300	95	50	164,784	-	-	200,224
River View Apartments, L.P.	Canton	MO	8	60,926	9,950	99	50	21,494	4,860	4,319	35,153
Riverbend Apartments, Ltd.	Delta	LA	16	486,945	26,300	95	50	119,075	8,544	9,320	173,454
Rolling Meadow II L.P.	Greensboro	MD	26	990,207	53,000	99	50	244,480	44,648	44,649	387,181
Russell "September" Housing, L.P.	Russell	KS	12	324,277	17,400	95	50	78,492	2,694	2,695	122,763
Sacramento, Ltd.	Cloudcraft	NM	20	795,498	45,230	95	50	194,175	33,090	33,090	289,850
Shaker Housing Credit L.P.	Cleveland	OH	39	-	728,428	99	50	335,771	-	-	390,047
Sleepy Oaks Limited Partnership	West Branch	MI	12	303,818	25,265	95	50	82,239	13,847	12,629	109,994
Somerset Western Hills Assoc. Ltd., II	Somerset	KY	16	504,029	22,220	99	50	125,254	23,728	23,728	202,332
Southeastern Associates, Ltd.	Hammond	LA	42	1,353,329	72,400	99	50	314,798	60,661	59,208	490,455
Southern Apartments Partnership	Iota	LA	20	589,974	32,759	95	50	142,358	-	-	206,627
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	734,529	55,537	99	50	183,090	17,602	17,600	281,587
St. Rose Associates, Ltd.	St. Rose	LA	24	762,288	40,150	99	50	182,093	35,956	35,956	313,243
Streamside Associates	Frankfort	NY	24	920,534	29,803	99	50	238,335	44,775	41,729	367,915
Sullivan Garden Apartments, L.P.	Sullivan	MO	23	215,394	9,275	99	50	80,933	18,395	16,448	133,267
Summer Place, Ltd.	St. Helen	MI	12	337,411	18,050	95	50	81,457	5,001	5,001	117,245
Sun Rise North Ltd.	Guntersville	AL	48	1,489,395	46,800	99	50	362,362	56,611	56,607	495,169
Sunrise Apartments L.P.	Milton	WV	12	380,042	77,000	99	50	82,532	13,666	14,244	123,570
Taft Gardens, Ltd.	Taft	TX	24	626,682	33,500	95	50	151,792	8,173	8,173	212,300
Taft Terrace, Ltd.	Taft	TX	32	835,574	44,700	95	50	202,669	7,951	7,951	300,130
Timberline Apartments	Wilburton	OK	24	622,265	33,400	95	50	151,443	-	-	215,113
Valley Limited, L.P.	Vevay	IN	24	692,644	22,500	99	50	128,592	24,898	24,897	217,965
Valley Place Associates	Elysburg	PA	32	1,289,809	67,200	99	50	311,318	58,283	58,283	503,317
Wayland Apartments, L.P.	Wayland	MO	8	190,825	10,211	95	50	45,771	8,076	6,508	70,896
West Meadow Apartments II, Ltd.	Geneva	AL	32	848,114	47,900	95	50	187,250	34,300	34,300	301,428
Wexford Associates	Littleton	ME	16	810,157	40,000	99	50	175,185	33,352	33,354	289,536
Willow Haven Apartments, L.P.	Delhi	LA	44	1,390,479	78,391	95	50	323,906	17,549	17,549	495,071
Wilson Lake Associates	Wilton	ME	34	1,614,879	85,900	99	50	400,896	76,574	76,574	670,498
Wolcott Associates	Alport	NY	40	1,431,467	77,936	99	50	353,080	63,687	63,687	563,212
Woodcrest Apartments, L.P.	Lafayette	TN	32	961,741	62,000	95	50	233,994	13,480	13,480	312,735
Housing Partners VI, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	24,922	4,800	4,800	34,823
Housing Partners VIII, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,873	1,750	1,750	16,467
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	2	2	13,972	2,246	2,246	15,180
Housing Partners XI, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	39,093	6,318	6,318	49,207
Housing Partners XII, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,146	11,146	66,624
Housing Partners XIII, L.P.	N/A	N/A	N/A	N/A	N/A	4	4	29,603	5,450	5,450	32,446
Housing Partners XV, L.P.	N/A	N/A	N/A	N/A	N/A	8	8	57,942	11,324	11,324	67,725
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	6	6	38,703	6,735	6,735	45,544
			3,600	$107,749,559	$ 6,945,607			$ 27,190,082	$ 3,753,946	$3,723,899	$ 42,026,121

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

Bayfield's Committed Capital Contribution - The amount of original capital contribution paid or to be paid by the Partnership for its limited partnership ownership interest in the Operating Partnership.

Approx. Avg. Annual Anticipated Federal Credits - The maximum amount of Tax Credits contracted by the general partners of the Operating Partnerships to the Partnership for the 10-year period which commenced at varying times for each Operating Partnership over a three year period from 1987 through 1989.

1998 LIHC Credits - The amount of Low Income Housing Credits ("LIHC") generated by the Operating Partnerships and allocated to the Partnership for the tax year ending 12/31/98.

Accumulated LIHC (from Inception of Bayfield) - The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/98.

               The following is additional information on certain Operating Partnerships which had operational or other financial problems either during or which or the effects of which continued during the Fiscal Year ended March 31, 1999:

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

               As a result of the loss of this Operating Partnership's Project the Partnership did not receive, or was not entitled to, anticipated aggregate Tax Credits of $210,000 from 1996 to 1998. Further, Tax Credits of $163,000 were subject to recapture along with $61,000 in interest, that were passed through to the Limited Partners on their 1996 Schedule K-1. Limited Partners are not expected to be subject to any further tax recapture or interest and penalties with respect to the loss of this Project.

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

               After extensive motion practice and discovery, on January 13, 1995, a settlement agreement was entered into ("Carver Settlement Agreement") providing for a designated representative of the Partnership (a company under common ownership and control with Megan Asset Management) to take over management of the affected Operating Partnerships and the replacement of Carver as general partner subject to the consent of RD (which was obtained in December, 1995). The Carver Settlement Agreement also provided for an audit of the two Operating Partnerships and Citrus Terrace Village Ltd., an Operating Partnership unaffiliated with Carver, but which G&R managed ("Citrus Terrace"). This audit uncovered possible claims of the two Operating Partnerships and Citrus Terrace against the defendants totaling $83,599, which amount was contested by Carver. Following a hearing on November 13, 1997, the Court ruled that it would enter summary judgment pursuant to the Carver Settlement Agreement in favor of the Partnership against Carver in the amount of $78,599 together with interest from January 24, 1996. Thereafter Carver appealed the Court's entry of judgment in favor of the Partnership. After the filing of briefs and hearing the arguments the Circuit Court of Appeal, First District, State of Florida dismissed Carver's appeal and the judgment in favor of the Partnership became final. Subsequently, the Partnership applied for an award of attorney's fees and cost pursuant to the terms of the Carver Settlement Agreement. By an order dated March 2, 2001, the Partnership's application for an award of attorneys' fees and costs was granted by the Court in the sum of $34,012.95 as attorney's fees and $787.00 as costs for the total sum of $34,799.95. While the Partnership has made attempts to recover against Carver with respect to the judgment and award of attorneys' fees and has taken asset discovery depositions of Carver, his wife and certain relatives, no asset against which the judgment or award of attorneys' fees can be collected have yet been discovered. Accordingly, there can be no assurance that any such amounts will be recovered by such Operating Partnerships or the Partnership.

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

               After a jury trial in the Circuit Court of Alachua County, Florida, in November, 1998, the jury reach a verdict that these defendants had not caused the Partnership's and Operating Partnerships' financial loss. Following the jury's verdict, these defendants sought $55,545 recovery for their costs and attorneys' fees against the Partnership. The Partnership and counsel to the Partnership did not believe the Partnership was obligated for defendants' cost and attorneys' fees and defended against such claim, however, the Court concluded that the Partnership would be liable for costs incurred by these defendants in the amount of $18,464.70. Subsequently, the Partnership reached a settlement agreement with these defendants and paid $13,000 to defendants in full settlement of all costs and attorney's fees due to these defendants.

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

               In addition to the above loans in excess of its capital commitment, during the fiscal year ending March 31, 1998 the Partnership made an additional loan of $20,714 to Lake City Village to cover the cost of maintenance, which had been deferred by Carver, in an attempt to keep the units in this Project habitable and available for rent.

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

               Also in the 1995 Fiscal Year, the Partnership commenced a further action in the Circuit Court of Highlands County, Florida on behalf of Citrus Terrace substantially similar to that described above, against George T. Wheeler ("Wheeler"), individually and as the general partner of Citrus and against Carver, as Trustee of G & R, and G & R, which management company was also managing the Project owned by Citrus Terrace. A substantially similar settlement agreement was entered into and implemented in connection with and this litigation was also settled, except for the recovery of the sum of approximately $5,000 in an unauthorized loan taken by Carver from Citrus Terrace. It is not likely going to be economically feasible for the Partnership to attempt to recover this latter sum against Carver with respect to such claim.

               In consideration of an affiliate of Megan Asset Management becoming the substitute general partner of Citrus Terrace, RD did not foreclose on its mortgage to Citrus Terrace, and it has restructured the mortgage to finance the payment of past due real estate taxes to permit this Operating Partnership to remain in operation, notwithstanding the damages suffered by it. This permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and to avoid any recapture on Tax Credits taken in prior years. If RD had foreclosed on its loans and had the Partnership lost its interest in this Operating Partnership, the Partnership would not have been entitled to aggregate Tax Credits of $283,136 through 1999, or approximately $142 per 0.05% of Limited Partnership Interest. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to this Operating Partnership were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to this Operating Partnership of $115,731, or approximately $58 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

               The Partnership has also paid professional fees on behalf of Citrus Terrace relating to the litigation against the former general partner and the takeover and workout of this Operating Partnership in the amount of $57,098. Said payments have been reflected as a note payable to the Partnership on the financial statements of the Operating Partnership. As the repayment of the fees for professional services paid by the Partnership on behalf of Citrus Terrace is subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves and RD's approval, there can be no assurance that any such amounts will be recovered from this Operating Partnership by the Partnership.

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

               Flambeau Village was the Partnership's largest single producer of tax credits with approximately $163,000 in annual tax credits. Accordingly, the Partnership engaged legal and tax counsel and tax credit compliance experts to review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code ("IRC"), meet with the IRS and actively monitor the situation. As a result of a meeting between the professionals engaged by the Partnership and the IRS, the Partnership was informally informed that the IRS had concluded that Flambeau Village had failed to meet the minimum set-aside and rent restriction tests of Section 42 of the IRC and therefore, it had not qualified for and was not entitled Tax Credits for any year. The IRS however did not issued a formal report at the time and its investigation and the Developer/General Partner's negotiations with the IRS continued.

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

               Although there can be no assurance that the IRS will not seek to recapture all of the Tax Credits generated by Flambeau Village, other than for the years 1993 and 1994, the Partnership's counsel believes, after considering the IRS letter which reflects that no adjustments will be proposed by the IRS either at the partnership level or individual partner level for 1993 and 1994, absent a finding of fraud by the IRS with respect to the activities of the Developer/General Partner with respect to Flambeau Village, and the fact that the statute of limitations has run for years prior to 1998, that the IRS will not likely make any adjustment for the Tax Credits allocated by Flambeau Village to the Partnership and by the Partnership to its Limited Partners for the years 1989 through 1997. It is not known what position with respect to adjustments the IRS will take, if any, for the subsequent year 1998 for which Tax Credits were allocated to and passed through by the Partnership to its Limited Partners. No Tax Credits were passed through by the Partnership for the year 1996 and, in view of the above, the Partnership also elected not to pass through Tax Credits allocated by Flambeau Village to it in the amount of $17,727 for the year 1999, which was the last year the Partnership was entitled to tax credits.

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

Broadway Terrace of Drew, L.P., Longview Terrace, Ltd., and Pontotoc Ridge, Ltd.

               The sole operating general partner of three Operating Partnerships, Broadway Terrace of Drew, L.P., Longview Terrace, Ltd. and Pontotoc Ridge, Ltd. located in the state of Mississippi in which the Partnership owns the limited partnership interests, died during the fiscal year ended March 31, 1998. After several months of attempting to sell the deceased Operating General Partner's 5% general partner and 50% equity interests in these three Operating Partnerships, the estate of the deceased Operating General Partner advised the Partnership that it was abandoning its interest in the three Operating Partnerships. Thereupon, Megan Asset Management caused one of its affiliates to be appointed Operating General Partner of the three Operating Partnerships in an attempt to preserve the Partnership's interests therein. Two of the three Operating Partnerships, Broadway Terrace of Drew, L.P. and Pontotoc Ridge, Ltd., had severely underfunded reserves and were delinquent in several years real estate taxes and were subject to possible foreclosure by RD.

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

               The Partnership has also paid professional fees on behalf of Broadway Terrace, Longview Terrace and Pontotoc Ridge, relating to the takeover and workout of these Operating Partnerships from the estate of the deceased Operating General Partner and successfully contesting the RD foreclosure proceedings with respect to Broadway Terrace in the amount of $122,125. As the repayment of the fees for professional services paid by the Partnership on behalf of these Operating Partnerships is subject to their having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which these Operating Partnerships do not currently have, and RD's approval, there can be no assurance that any such amounts will be recovered from such Operating Partnerships by the Partnership.

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

               As a result of the foregoing, the Partnership lost its interest in this Operating Partnership, and the Partnership did not receive aggregate Tax Credits of $25,646 for 1997 and 1998, or approximately $13 per 0.05% of Limited Partnership Interest which it was entitled to receive. In addition, in view of the foregoing, the Partnership recaptured $40,156 in Tax Credits in 1997, along with $18,098 interest by passing both through to the Limited Partners on their 1997 Schedule K-1.

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

Approximate Number of Security Holders

               As of March 31, 2001, there were approximately 1,830 holders of Limited Partnership Interests.

Distributions

               An aggregate of $443, $9,250 and $5,118 was distributed to Limited Partners for fiscal years ending March 31, 1999, March 31, 1998 and March 31, 1997 respectively, in the form of return of Partnership capital.

Item 6. Selected Financial Data

               The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 1999, 1998, 1997, 1996 and 1995. This information has been derived from and is qualified by reference to the additional detailed information is set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.

OPERATIONS
	For the Year Ended March 31, 1999	For the Year Ended March 31, 1998	For the Year Ended March 31, 1997	For the Year Ended March 31, 1996	For the Year Ended March 31,1995
Interest income	$ 63,763	$ 78,291	$ 80,997	$ 243,313	$ 164,178
Other Income	1,600	10,379	11,471	40,891	-0-
	65,363	88,670	92,468	284,204	164,178

Equity in Losses of Operating Partnerships	(51,639)	(873,489)	(1,551,846)	(2,588,698)	(3,675,489)
Expenses	(402,617)	(471,868)	(447,424)	(361,305)	(673,971)
Net Loss	$ (388,893)	$ (1,256,687)	$ (1,906,802)	$ (2,665,798)	$ (4,185,282)
Net Loss per 0.05% Partnership Interest	$ (194)	$ (628)	$ (953)	$ (1,333)	$ (2,093)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 0	$ 0	$ 0	$ 515

Balance Sheet	As of March 31, 1999	As of March 31, 1998	As of March 31, 1997	As of March 31, 1996	As of March 31, 1995
Total Assets	$ 2,732,346	$ 3,077,981	$ 4,303,853	$ 6,166,549	$ 8,889,077
Total Liabilities	$ 153,975	$ 147,852	$ 173,203	$ 169,116	$ 323,869
Partners' Capital	$ 2,578,371	$ 2,930,129	$ 4,130,650	$ 5,997,432	$ 8,565,208

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

               The total amount due annually to the Partnership from the $750 distributions from the Operating Partnerships is $104,754. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. For the 1998 calendar year $47,000 of the distributions is outstanding and due to the Partnership. To the extent that such distributions or portion thereof are not paid in any year, the remainder accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.

               The Partnership also receives interest income on account balances.

               The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds from the sale or refinancing of its interests in the Operating Partnerships (the General Partner has actively begun exploring various exit strategies, including the sale and refinancing of the Partnership's interests in the Operating Partnerships - See "Item 1. - Description of Business" above). There can be no assurance that such proceeds, if any, from the sale or refinancing of the remaining Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. Further there can be no assurance that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see "Liquidity" subsection "(f)" below), will ultimately yield an economic benefit to the Limited Partners.

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 1999, an aggregate of $1,185,709 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectable. These amounts are not written off on the Partnership's financial statements as the amount is reflected as a negative in the Partners' Capital section of the balance sheet and since the defaulted investor units heretofore have not been cancelled. The aggregate amount outstanding and past due was $1,223,287 and $1,315,052 for the years ending March 31, 1998, and March 31, 1997.

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

Liquidity

               The Partnership's principal uses of funds are its operating expenses and, prior to December 31, 1994, were used for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at each of March 31, 1999 and March 31, 1998 were $94,535 with respect to the Operating Partnerships. The remaining unpaid balances of such contractual obligations at March 31, 1997 were $115,764 with respect to the Operating Partnerships. The Partnership also assumed certain accrued expenses pursuant to the Plan which were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 1999 Fiscal Year, 1998 Fiscal Year and 1997 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $37,578, $91,765 and $70,741 respectively, from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) $63,763, $78,291 and $80,997 respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan.

               For the 1999 Fiscal Year, 1998 Fiscal Year and 1997 Fiscal Year respectively, the uses of funds by the Partnership were as follows:

(a) $-0-, $21,229 and $21,149 respectively, for capital contributions to the Operating Partnerships;

(b) $289,647, $351,133 and $310,301 respectively, for professional fees for the 1999 Fiscal Year which were attributable to professional costs related to the litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to replacing a sole general partner and assuming the management of his three Operating Partnerships, for professional fees for the 1998 Fiscal Year which were attributable to professional costs related primarily to litigation against the CPA who performed the audit of three Operating Partnerships, professional costs for the site inspections of several troubled Operating Partnerships and professional costs related to the preparation and filing of the Form 10-K, professional fees for the 1997 Fiscal Year which were attributable to professional costs related primarily to litigation and the removal of the general partners of three of the Operating Partnership and subsequent litigation against the CPA who performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collection actions against Limited Partners who defaulted on the payment of their Investor Notes;

(c) $106,846, $124,855 and $132,714 respectively, for operating expenses; and

(d) $443, $9,250 and $5,118 respectively, for payments as a return of capital made to the Limited Partners in accordance with the Plan.

               The distributions to Limited Partners included a full distribution of the $1,014,628 contemplated by the Plan for the 1995 Fiscal Year, and a partial distribution for the 1994 Fiscal Year. In Fiscal 1994, $516,901 of the $1,014,628, contemplated by the Plan to be distributed, was distributed to the Limited Partners in such year. As permitted under the Plan and approved by the Investors Committee, undistributed amounts of $507,314 for the 1994 Fiscal Year, together with the entire $1,014,628 to have been distributed in the 1993 Fiscal Year, were deferred and were applied to meet the increased obligations of the Partnership.

               No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions. It is not presently anticipated that any such payments will be made. (See "Item 10. Directors and Executive Officers of the Registrant - Investor Committee".)

               The net decrease in cash held by the Partnership amounted to $239,552 for the 1999 Fiscal Year, a net decrease in cash of $324,015 for the 1998 Fiscal Year and a net decrease in cash of $297,896 for the 1997 Fiscal Year. As discussed above in "Item 1. - Description of Business", the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership's need to raise more capital to continue to maintain its operations as set forth herein, the Partnership intends to begin accepting a limited number of offers it has received from Operating Partnerships to resell the Partnership's limited partnership interests in those Operating Partnerships which own the Projects to maintain the operations of the Partnership. However, there can be no assurance in the future that the Partnership will be able to meet its obligations through this program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.

Results of Operations

               Expenses, comprised principally of depreciation expenses passed through to the Partnership from the Operating Partnerships, exceeded income, which is comprised principally of interest income, by $388,893 for the 1999 Fiscal Year, $1,256,687 for the 1998 Fiscal Year and $1,906,802 for the 1997 Fiscal Year.

               As noted above under "Item 1. Business - Description of Business", the Partnership's principal business is the maintenance of its interests in the Operating Partnerships, and the Partnership does not expect to and does not have the funds available to make new investments or otherwise engage in additional activities. The Partnership's results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships or business transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

               It is estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated or the minimal amount still to be generated by the Partnership will aggregate approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. Further the production of such Tax Credits will take slightly longer than the ten years estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership. Such estimate is based on the following assumptions: (i) the Partnership will be able to continue to attempt to preserve as much of its present portfolio of Projects as possible, will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships and will dispose of the Partnership's interests in Operating Partnerships under its Liquidity Program in such a way so as to attempt to avoid causing recapture of Tax Credits, (ii) the current applicability of the tax laws and regulations and current interpretations of such laws and regulations by the courts, remain unchanged, (iii) the occupancy of each of the Projects with qualifying individuals will continue substantially unchanged throughout the applicable Tax Credit compliance period, and (iv) no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group. In the tax year ended December 31, 1998, the Limited Partners were allocated approximately $3,724,000 in Tax Credits, or approximately $1,862 per 0.05% of Partnership Interest.

             Interest income decreased by approximately 19% for the March 1999 Fiscal Year from the 1998 Fiscal Year and is primarily due to decrease in Partnership's cash balances. Interest income decreased by approximately 3% and 67% for the respective 1998 Fiscal Year and 1997 Fiscal Year and is primarily due to decrease in cash and reduction in the amount of late interest collected on defaulted Investor Notes. Due to the end of the investor pay-in period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes, there will be no material interest income for future periods from the Investor Notes.

               Equity in losses from Operating Partnerships was $52,000 for the 1999 Fiscal Year and $873,000 for the 1998 Fiscal Year, or a decrease of 94%. Equity in losses from Operating Partnerships was $873,000 for the 1998 Fiscal Year and $1,552,000 for the 1997 Fiscal Year, or a decrease of 44%. Equity in losses from Operating Partnerships was $1,552,000 for the 1997 Fiscal Year and $2,589,000 for the 1996 Fiscal Year, or a decrease of 40%. The decrease in losses from Operating Partnership is principally caused by the limitation of recognizing losses under the equity method of accounting in which losses in excess of aggregate investment in each Operating Partnership are not recognized. As of March 31, 1999, approximately 90% of the losses from the Operating Partnerships were not recognized on the Partnership's books of account for financial purposes as the aggregate losses were in excess of the Partnership's investments in the Operating Partnerships, however, for tax purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1's.

              Management fees paid remained the same for the 1999 Fiscal Year, the 1998 Fiscal Year, and the 1997 Fiscal Year.

               Professional fees of approximately $281,000 in the 1999 Fiscal Year included fees incurred for litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to replacing a sole general partner and assuming the management of his three Operating Partnerships. Professional fees of approximately $347,000 in the 1998 Fiscal Year included fees incurred for litigation against a CPA who performed the audit of three Operating Partnerships, professional costs related to the site inspections of several troubled properties, and costs in connection with SEC filings. Professional fees of approximately $317,000 in the 1997 Fiscal Year included fees incurred for the removal of the general partners of three of the Operating Partnerships and subsequent litigation against the CPA who performed the audit of the three properties, professional costs related to the IRS audit of one of the operating partnerships and collections actions against Limited Partners who defaulted on the payment of their Investor Notes.

               No interest expense was incurred in the 1999, 1998 and 1997 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year.

               No amortization of organization costs were incurred in the 1999, 1998 and 1997 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.

               Other income of approximately $1,600 was recorded in the 1999 Fiscal Year as a result of the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Managers Contract. Other income of approximately $10,000 for the 1998 Fiscal Year and was a result of a collection of a bad debt. Other income of approximately $11,000 was recorded in the 1997 Fiscal Year was a result of the recovery of bad debts and the recovery of expenses incurred to collect the bad debts.

               Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events is estimated at $1,968,000 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see "Item 2. Properties" above) and any unpaid or accrued annual distributions due the Partnership (see "Capital Resources" above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency.

               The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1998, 1997 and 1996 respectively, Limited Partners were allocated $3,723,899, $4,934,656 and $4,804,968 in Tax Credits, or approximately $1,861, $2,467 and $2,402 per 0.05% of Partnership Interest, respectively.

                The following is financial data for the Partnership which reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 1998.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	1998	1998	1998	1997	1997	1997
Investments in Operating Limited Partnerships	$ 745,859	$ 969,443	$ 1,183,958	$ 1,586,537	$ 1,836,313	$ 2,091,570
Other Assets:
Cash	1,146,718	1,207,169	1,287,359	1,474,802	1,532,618	1,548,421
Loans to Operating Partnerships	286,824	307,224	286,840	249,490	249,490	249,490
	$ 2,179,401	$ 2,483,836	$ 2,758,157	$ 3,310,829	$ 3,618,420	$ 3,889,481

	LIABILITIES AND PARTNERS' CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	1998	1998	1998	1997	1997	1997
Liabilities:
Accounts payable & accrued expenses	$ 20,204	$ 11,787	$ 4,632	$ 13,643	$ 20,978	$ (7,123)
Contributions payable to operating partnerships	94,535	94,535	94,535	96,785	102,038	102,038
	$ 114,739	$ 106,322	$ 99,167	$ 110,428	$ 123,016	$ 94,915

Partners' capital
Limited partners	$ 3,228,565	$ 3,553,095	$ 3,843,315	$ 4,370,215	$ 4,720,876	$ 5,059,613
General partner	17	18	19	21	22	23
Subscriptions receivable	(1,163,920)	(1,175,599)	(1,184,344)	(1,169,835)	(1,225,494)	(1,265,069)
	2,064,662	2,377,514	2,658,990	3,200,401	3,495,404	3,794,567
	$ 2,179,401	$ 2,483,836	$ 2,758,157	$ 3,310,829	$ 3,618,420	$ 3,889,481
Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	1998	1997

Interest Income	$ 9,772	$ 21,824
Other	-	3,873
	9,772	25,697

Equity in losses of operating partnerships	(210,000)	(240,949)
Expenses:
Management fees	29,875	29,875
Professional services	64,410	115,542
Developer Class Representative	15,000	15,000
Other expense (income)	126	440
	109,411	160,857
Net loss	$ (309,639)	$ (376,109)
Net loss allocated to General Partner	$ (1)	$ (2)
Net loss allocated to Limited Partners	$ (309,638)	$ (376,107)
Net loss per .05% L. P. Interest	$ (155)	$ (188)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	1998	1997	1998	1997
Interest Income	$ 29,430	$ 16,834	$ 39,202	$ 38,658
Other	-	7,691	-	11,563
Investor Penalties	-	15	-	15
	29,430	24,540	39,202	50,236

Equity in losses of operating partnerships	(210,000)	(240,949)	(420,000)	(481,898)
Expenses:
Management fees	29,875	29,875	59,750	59,750
Professional services	79,452	101,481	143,863	217,023
Developer Class Representative	-	-	15,000	15,000
Other expense (income)	324	930	450	1,369
	109,651	132,286	219,063	293,142
Net loss	$ (290,221)	$ (348,695)	$ (599,861)	$ (724,804)
Net loss allocated to General Partner	$ (1)	$ (1)	$ (2)	$ (3)
Net loss allocated to Limited Partners	$ (290,220)	$ (348,694)	$ (599,859)	$ (724,801)
Net loss per .05% L. P. Interest	$ (145)	$ (174)	$ (300)	$ (362)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	1998	1997	1998	1997
Interest Income	$ 2,009	$ 12,843	$ 41,211	$ 51,500
Other	-	(1,184)	-	10,379
Investor Penalties	-	51	-	66
	2,009	11,710	41,211	61,945

Equity in losses of operating partnerships	(210,000)	(240,949)	(630,000)	(722,847)
Expenses:
Management fees	29,875	29,875	89,625	89,625
Professional services	86,022	88,117	229,886	305,140
Developer Class Representative	-	-	15,000	15,000
Other expense (income)	642	883	1,092	2,252
	116,539	118,875	335,603	412,017
Net loss	$ (324,530)	$ (348,114)	$ (924,392)	$ (1,072,919)
Net loss allocated to General Partner	$ (1)	$ (1)	$ (4)	$ (4)
Net loss allocated to Limited Partners	$ (324,529)	$ (348,113)	$ (924,388)	$ (1,072,915)
Net loss per .05% L. P. Interest	$ (162)	$ (174)	$ (462)	$ (536)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the
	Three Months Ended
	June 30,	June 30,
	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (309,639)	$ (376,109)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of operating partnerships	243,601	264,033
Decrease (increase) in other assets	(16,636)	-
Increase (decrease) in accounts payable and accrued expenses	(5,985)	(37,293)
Total adjustments	220,980	226,740
Net cash used by operating activities	(88,659)	(149,369)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	-	(13,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	38,943	49,983
Distributions	(443)	-
Net cash provided by financing activities	38,500	49,983
NET INCREASE (DECREASE) IN CASH	(50,159)	(113,112)
CASH BALANCE, BEGINNING OF PERIOD	1,337,519	1,661,534
CASH BALANCE, END OF PERIOD	$ 1,287,360	$ 1,548,422

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
For the		For the
Three Months Ended		Six Months Ended
September 30,	September 30,	September 30,	September 30,
1998	1997	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (290,221)	$ (348,695)	$ (599,861)	$ (724,805)
Adjustments to reconcile net loss to net cash used by operating activities
Equity in losses of operating partnerships	214,515	255,257	458,116	519,290
Decrease (increase) in other assets	(20,385)	-	(37,021)	-
Increase (decrease) in accounts payable and accrued expenses	7,155	38,060	1,171	767
Total adjustments	201,285	293,317	422,266	520,057
Net cash used by operating activities	(88,936)	(55,378)	(177,595)	(204,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	-	-	-	(13,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	$8,746	$39,575	$47,688	$89,557
Distributions	-	-	(443)	-
Net cash provided by financing activities	8,746	39,575	47,245	89,557

NET DECREASE IN CASH	(80,190)	(15,803)	(130,350)	(128,917)
CASH BALANCE, BEGINNING OF PERIOD	1,287,359	1,548,421	1,337,519	1,661,535
CASH BALANCE, END OF PERIOD	$ 1,207,169	$ 1,532,618	$ 1,207,169	$ 1,532,618

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	1998	1997	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (324,531)	$ (348,114)	$ (924,392)	$ (1,072,919)
Adjustments to reconcile net loss to net cash used by operating activities
Equity in losses of operating partnerships	223,584	249,776	681,700	769,066
Decrease (increase) in other assets	20,400	-	(16,621)	-
Increase (decrease) in accounts payable and accrued expenses	8,417	(7,335)	9,588	(6,568)
Total adjustments	252,401	242,441	674,667	762,498
Net cash used by operating activities	(72,130)	(105,673)	(249,725)	(310,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions paid to Operating Partnerships	-	(5,253)	-	(18,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution received	11,679	55,659	59,367	145,216
Distributions	-	(2,548)	(443)	(2,548)
Net cash provided by financing activities	11,679	53,111	58,924	142,668

NET INCREASE IN CASH	(60,451)	(57,815)	(190,801)	(186,732)
CASH BALANCE, BEGINNING OF PERIOD	1,207,169	1,532,617	1,337,519	1,661,534
CASH BALANCE, END OF PERIOD	$ 1,146,718	$ 1,474,802	$ 1,146,718	$ 1,474,802

               The expenses for each quarter, which consist primarily of the Partnership's equity in losses passed through to the Partnership from the Operating Partnerships, exceeded income, comprised principally of interest income, for each quarter. For interim periods, the Partnership estimates its equity in losses of the Operating Partnerships based on their operations for the prior calendar year. The losses were $324,530 for the quarter ended December 31, 1998, $290,221 for the quarter ended September 30, 1998, and $309,639 for the quarter ended June 30, 1998, respectively, as compared to the losses of $348,114 for the quarter ended December 31, 1997, $348,695 for the quarter ended September 30, 1997, and $376,109 for the quarter ended June 30, 1997.

               The quarter-to-quarter comparison of interest income, which includes interest income on Investor Notes, may not be meaningful: as the Partnership's collection from the Investor Notes and the related interest were made on an semi-annual basis. Generally interest income has been decreasing due to decrease in cash and decrease in the amount of the Investor Notes outstanding.

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

General Partner

               The sole General Partner of the Partnership is Megan Asset Management, Inc., whose mailing address is 1424 West Century Ave., Suite 102, Bismarck, ND 58503. Megan Asset Management, which is also the Independent Manager of the Partnership, is a Delaware corporation whose executive officers are Gary L. Maddock, Chairman and Secretary, and Paul J. Maddock, President and Treasurer. The shareholders of Megan Asset Management are Gary L. Maddock (25%), Michele Maddock (25%) and Paul J. Maddock (50%).

               Except as limited by the Partnership Agreement, by the Plan or by the Management Agreement, the General Partner has full, exclusive and complete discretion in the management and control of the Partnership.

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

               Gary L. Maddock, 61, Chairman of Megan Asset Management, is a real estate attorney, CPA and licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July, 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent law practice, he has represented owner/developers of projects ranging from a proposed $100 million Caribbean hotel, marina and condominium development to a 250-room urban hotel and conference center to a proposed $15 million residential waterfront development on Long Island, New York. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low income families and the elderly. He has been engaged in and continues to be engaged in the practice of law and has performed professional services for the Partnership. See "Item 13. Certain Relationships and Related Transactions".

               Paul J. Maddock, 49, President of Megan Asset Management, has been with the Independent Manager for ten years. Paul Maddock spends about 70% of his time working on and overseeing the management of the Partnership. He is a CPA and was formerly a tax manager for a regional CPA firm.

The Investor Committee

               Pursuant to the Plan, the Investor Committee performed an oversight role in connection with the approval of the deferral of distributions to be made to the Limited Partners and the use thereof to pay costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit and to maintain its investment in the Projects. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Liquidity" above). The Investor Committee does not perform any management functions with respect to the Partnership. All but one of the current members of the Investors Committee are direct or indirect holders of an Interest in the Partnership.

The members of the Investor Committee are as follows:

               Fran Hoaglund, Chair, 58. President of Tax Equity Associates for over10 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.

               David Apple, 47. President of David Apple, Ltd. (certified public accountants) for over 10 years. CPA for more than 15 years. Holder of an Interest.

               James Linna, 61. President of First Midwest Securities, Inc. and President of First Midwest Insurance Services, Inc. for over five years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 20 years. Holder of an Interest.

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

The Developer Class Representative

               The Developer Class Representative is ERC Properties, Inc. located in Fort Smith, Arkansas which was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships' bankruptcy proceedings (see "Item 1. Business - Organization" above) and continues to represent the approximately 139 Operating Partnerships. Pursuant to the Plan, the Developer Class Representative had and continues to have many responsibilities including but not limited to performing an oversight role in connection with the each Debtor Investor Limited Partnership's right to commence any action to avoid or recover any Pre-Petition transfer of property; negotiate with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing in the year 2000 which shall not exceed $750; file any financing statement (without a Debtor Investor Limited Partnership's or the Master Limited Partnership's signature) which is reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan; it was deemed to be a holder in due course of the Unfinanced Notes; is directed to execute and record any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.

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

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and Principal Position	Fiscal Year Ended	Fee	All Other Compensation (2)
Megan Asset Management, Inc.-	3/31/99	$ 119,500	$ 15,529
Independent Manager (1)	3/31/98	$ 134,352	$ 9,645
	3/31/97	$ 127,460	$ 14,234

(1) The Independent Manager for periods prior to January 1, 1993 was Megan Management, a company under common ownership and control with Megan Asset Management. Megan Management assigned its rights and obligations as Independent Manager to Megan Asset Management as of December 31, 1992.

(2) Consists of payment for reimbursement of expenses and services rendered other than pursuant to the Management Agreement.

Compensation of the Independent Manager

               Commencing in calendar year 1995, the Independent Manager, under the Management Agreement, is entitled to receive $119,500 annually, plus $30,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1995 through 1998. Prior to calendar 1995, the Independent Manager was entitled to receive $396,000, plus $40,000 per year to cover the cost of preparation of tax returns and financial statements and $75,000 in relation to investor billings due to the Secured Lender refinancing. Commencing with calendar year 1999, the Independent Manager became entitled to an annual base fee of $119,500, together with an additional $30,000 to cover the cost of preparation of tax returns and financial statements, less $750 for each Operating Limited Partnership in which the Partnership ceases to own the limited partnership interest during 1999 and thereafter. The foregoing is in lieu of payment to the Independent Manager of amounts pursuant to the Plan sections 6(6)(c) (providing for annual payment from each Operating Partnership to the Partnership of $750 for each of the years 1995 through 1999) and 6(6)(d) (providing for annual payments from each Operating Partnership to the Partnership of an amount to be negotiated but not to exceed $750 for each year commencing with the year 2000) of the Plan.

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

               The total amount originally due to Continental Construction, with 8% interest as provided in the Plan, as of September 30, 2000 is $4,301,000, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager and 50% is due to the Partnership. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $1,600 was due and paid to the Partnership for the 1999 Fiscal Year. Subsequent to this reporting period, an aggregate of $1,375 and $1,125 was due and paid to the Partnership by the Independent Manager for fiscal periods ending March 31, 2001, and March 31, 2000, from fees earned by it or its Affiliates directly from the Operating Partnerships.

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

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $4,575, $19,267 and $24,178 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 1999, March 31, 1998 and March 31, 1997. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

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

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. The Partnership paid Gary L. Maddock P.C. approximately $203,602 in legal fees and expenses related to legal services rendered to the Partnership, during the 1999 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $40,975 in accounting fees during the 1999 Fiscal Year related to tax return services rendered to approximately 60 Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules

          Reports of Independent Accountants

          Balance Sheets as of March 31, 1999 and March 31, 1998

          Statements of Operations for the fiscal year ended March 31, 1999, March 31, 1998 and           March 31, 1997

          Statements of Changes in Partners' Capital for the fiscal year ended March 31, 1999,

          March 31, 1998 and March 31, 1997

          Statements of Cash Flows for the fiscal year ended March 31, 1999, March 31, 1998 and March 31, 1997

          Notes to Financial Statements as of March 31, 1999

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

Dated: December 3, 2001	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager/General Partner By: /s/ Gary L. Maddock Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: December 3, 2001	By:/s/ Gary L. Maddock Chairman and Director, (Principal Executive Officer) Megan Asset Management, Inc.
Dated: December 3, 2001	By:/s/ Paul J. Maddock President and Director, (Principal Accounting Officer) Megan Asset Management, Inc.
Dated: December 3, 2001	By:/s/ Michele Maddock Director, Megan Asset Management, Inc.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

March 31, 1999

Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

CONTENTS:

[LETTERHEAD OF]

SMITH & RADIGAN

INDEPENDENT AUDITORS' REPORT

To The Partners
Bayfield Low Income Housing Limited Partnership

We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 1999 and March 31, 1998, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1999, 1998 and 1997.  These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 138 of 147 Operating Partnerships in 1999 and 140 of the 147 Operating Partnerships in 1998 and 144 of the 148 Operating Partnerships in 1997 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 44 in 1999, 45 in 1998 and 48 in 1997 of these Operating Partnerships were audited by other auditors whose reports have been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 21.3 percent and 9.6 percent of the Master Limited Partnership's total assets at March 31, 1999 and March 31, 1998, respectively, and 6.5, 36.1 and 42.1 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1999, March 31, 1998 and March 31, 1997.

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

The financial statements of 94 of the Operating Partnerships in 1999, 95 of the Operating Partnerships in 1998 and 97 of the Operating Partnerships in 1997 were not audited. These investments comprised 31.0 percent and 36.8 percent of the Master Limited Partnership's total assets at March 31, 1999 and March 31, 1998, respectively, and 6.8 percent, 33.4 percent and 39.3 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 1999, March 31, 1998 and March 31, 1997. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 94 Operating Partnerships in 1999, 95 Operating Partnerships in 1998 and 97 Operating Partnerships in 1997 referred to in the preceding paragraph been audited, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 1999 and March 31, 1998, and the results of its operations and its cash flows for the years ended March 31, 1999, March 31, 1998 and March 31, 1997, in conformity with generally accepted accounting principles.

/s/ SMITH & RADIGAN

Atlanta, Georgia

June 13, 2000

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

ASSETS
	March 31,
	1999	1998
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$ 1,293,167	$ 1,427,558
OTHER ASSETS
Cash	1,097,967	1,337,519
Advances to operating partnerships	341,212	312,904
	$ 2,732,346	$ 3,077,981

LIABILITIES AND PARTNERS' CAPITAL
	March 31,
	1999	1998
Accounts payable and accrued expenses	$ 59,440	$ 53,317
Contributions payable to operating partnerships	94,535	94,535
	153,975	147,852
Partners' capital
Limited partners	3,764,062	4,153,396
General partner	18	20
Subscriptions receivable	(1,185,709)	(1,223,287)
	2,578,371	2,930,129
	$ 2,732,346	$ 3,077,981

The Notes to Financial Statements are an integral part of these Statements.

Statements of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the Year Ended March 31,
	1999	1998	1997
Income
Interest income	$ 63,763	$ 78,291	$ 80,997
Other income	1,600	10,379	11,471
	65,363	88,670	92,468
Equity in losses of operating
partnerships	(51,639)	(873,489)	(1,551,846)
Expenses
Management fees	119,500	119,500	119,500
Professional services	280,970	347,013	317,210
Other expense	2,147	5,355	10,714
	402,617	471,868	447,424
Net loss	$ (388,893)	$(1,256,687)	$(1,906,802)

Net loss allocated to General Partner	$ (2)	$ (5)	$ (8)
Net loss allocated to limited partners	$ (388,891)	$(1,256,682)	$(1,906,794)
Net loss per .05% limited partnership interest	$ (194)	$ (628)	$ (953)

The Notes to Financial Statements are an integral part of these Statements.

Statements of Changes in Partners' Capital
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	Limited Partners	General Partners	Subscription Receivable	Total
Partners' capital March 31, 1996	$ 7,383,192	$ 33	$ (1,385,793)	$ 5,997,432

Net loss for the year ended March 31, 1997	(1,906,794)	(8)	-0-	(1,906,802)
Distributions	(5,118)	-0-	-0-	(5,118)
Collections and adjustments	(25,603)	-0-	70,741	45,138

Partners' capital March 31, 1997	5,445,677	25	(1,315,052)	4,130,650

Net loss for the year ended March 31, 1998	(1,256,682)	(5)	-0-	(1,256,687)
Distributions	(9,250)	-0-	-0-	(9,250)
Collections and adjustments	(26,349)	-0-	91,765	65,416

Partners' capital March 31, 1998	4,153,396	20	(1,223,287)	2,930,129

Net loss for the year ended March 31, 1999	(388,891)	(2)	-0-	(388,893)
Distributions	(443)	-0-	-0-	(443)
Collections and adjustments	-0-	-0-	37,578	37,578

Partners' capital March 31, 1999	$ 3,764,062	$ 18	$ (1,185,709)	$ 2,578,371

The Notes to Financial Statements are an integral part of these Statements.

Statements of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS

	For the Year Ended March 31,
	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (388,893)	$(1,256,687)	$(1,906,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in losses of operating Partnerships	51,639	873,489	1,551,846
Decrease in other assets	54,444	2,019	8,174
Increase (decrease) in accounts payable and accrued expenses	6,123	(4,122)	4,412
Total adjustments	112,206	871,386	1,564,432
Net cash used by operating activities	(276,687)	(385,301)	(342,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions paid to Operating Partnerships	-0-	(21,229)	(21,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions received	37,578	91,765	70,741
Repurchase of limited partnership unit	(443)	(9,250)	(5,118)
Net cash provided by financing activities	37,135	82,515	65,623

NET DECREASE IN CASH	(239,552)	(324,015)	(297,896)
CASH BALANCE, BEGINNING OF YEAR	1,337,519	1,661,534	1,959,430
CASH BALANCE, END OF YEAR	$ 1,097,967	$ 1,337,519	$ 1,661,534

The Notes to Financial Statements are an integral part of these Statements.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization

Bayfield Low Income Housing Limited Partnership (the "Master Limited Partnership") was organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 debtor investor limited partnerships ("the Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as amended by an Order Clarifying the Joint Plan dated December 11, 1990 and an Order Modifying the Joint Plan entered March 6, 1991 or as may have been otherwise amended or modified by orders settling litigation with non-electing Developers with respect to those Developers or their Operating Partnerships ("the Plan").

The Master Limited Partnership was created under the Plan as the entity into which all of the assets and liabilities of the fifty-two Debtor Investor Partnerships were "rolled-up" as of July 1, 1990 and after which their assets and businesses would be managed.

The fifty-two Debtor Investor Partnerships were the following Delaware limited partnerships:

Arlington Estates Limited Partnership	Evergreen Estates Limited Partnership
Barrington Estates Limited Partnership	First Estates Limited Partnership
Bayfield Estates Limited Partnership	Glenwood Estates Limited Partnership
Beechfield Estates Limited Partnership	Greenfield Estates Limited Partnership
Birchfield Estates Limited Partnership	Greenwood Estates Limited Partnership
Blakefield Estates Limited Partnership	Harborfield Estates Limited Partnership
Brighton Estates Limited Partnership	Holly Estates Limited Partnership
Brookline Estates Limited Partnership	Hunter Estates Limited Partnership
Candle Ridge Estates Limited Partnership	Kehrs Mill Estates Limited Partnership
Canterbury Estates Limited Partnership	Littlefield Estates Limited Partnership
Carlysle Estates Limited Partnership	Livingston Realty Investors Limited
Cherrywood Estates Limited Partnership	Meadowfield Estates Limited Partnership
Chesterfield Estates Limited Partnership	Mitchellfield Estates Limited Partnership
Clarkson Estates Limited Partnership	Northfield Estates Limited Partnership
Clayton Estates Limited Partnership	Norwich Estates Limited Partnership
Cloverfield Estates Limited Partnership	Oleander Estates Limited Partnership
Copperfield Estates Limited Partnership	Pine Hollow Estates, A Delaware Ltd. Partnership
Crescent Estates Limited Partnership	Plainfield Estates Limited Partnership
Deerfield Estates Limited Partnership	Plantingfield Estates Limited Partnership
Delafield Estates Limited Partnership	Redwood Estates Limited Partnership
Edenfield Estates Limited Partnership	Rosewood Estates Limited Partnership
Emerald Estates Limited Partnership	Sagewood Estates Limited Partnership
Everest Estates Limited Partnership

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

Southfield Estates Limited Partnership
Springfield Estates Limited Partnership	Walnut Estates Limited Partnership
Summerfield Estates Limited Partnership	Wynnfield Estates Limited Partnership
Sycamore Realty Investors Limited Partnership	Wilshire Estates Limited Partnership

Each of the Debtor Investor Partnerships was organized as a Delaware limited partnership by First American Holdings, Inc. First American Holdings, Inc. a Delaware corporation, (sometimes referred to herein as "First American") was the sole general partner of each of the Debtor Investor Partnerships and general partner of the Master Limited Partnership. Each Debtor Investor Partnership was formed to acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which was expected to develop, own and operate a multi-family apartment complex for low to moderate income tenants ("the Projects").

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

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

(5) Pre-Petition Legal Class consists of all allowed claims held by Stairs, Dillenbeck, Kelly & Merle, attorneys, against a Debtor Investor Partnership for services rendered prior to the filing of the Petition of such Debtor Investor Partnership and not in connection with the Chapter 11 cases of the Debtor Investor Partnerships. Each holder of an allowed claim in such class received payments in full of its allowed claim in ten equal semiannual installments commencing July 1990.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

(6) Fidelity Class consists of all allowed claims held by Fidelity Management Corporation, an affiliate of First American, or any broker or dealer whose claim arises out of the sale of a limited partnership interest in a Debtor Investor Partnership. Holders of the Fidelity Class Allowed Claims shall receive in full of its allowed claim in ten semiannual payments of $69,237 each commencing in July, 1990.

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note A - Organization - Continued

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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note B - Significant Accounting Policies - Continued

Investments in Operating Limited Partnerships - Continued

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

Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships after the implementation of the Plan in July, 1990, accrue interest at the rate of eight percent. Failure to pay this interest is not a default under the Plan and any such unpaid interest is contingently payable as a first priority out of Capital Events (Note F). The Master Limited Partnership has not made any payments of this interest and has not recorded such interest on the accompanying financial statements. The maximum amount of interest which may become payable under the Plan as a first priority from Capital Events is estimated at approximately $1,800,000.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships

A summary of the Master Limited Partnership's investments in Operating Partnerships accounted for on the equity method as of March 31, 1999 and March 31, 1998 (Note B) is as follows:

At March 31, 1999
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AFM RRH, Ltd. *	$318,000	$84,977	$(472,073)	$-0-	$-0-
Alachua Villas *	259,540	72,481	(499,267)	-0-	40,689
Baker Heights II Ltd.	201,752	53,782	(344,683)	-0-	-0-
Bayshore North Apts-IV	314,405	83,796	(469,930)	-0-	-0-
Blades Limited Partnership	264,181	70,838	(481,628)	-0-	-0-
Broadway Terrace, Ltd. *	225,642	60,864	(618,601)	-0-	18,772
Cedar Grove Apts.	282,032	77,001	(483,727)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(636,790)	-0-	3,951
Diamond Court II LP	231,879	63,419	(360,032)	-0-	-0-
Donaldsonville Seniors	298,073	79,316	(211,103)	166,286	-0-
Elmwood Estates	295,860	79,205	(509,735)	-0-	-0-
First Street Apts.	321,907	85,344	(336,785)	70,466	-0-
Flambeau Village	776,080	204,642	(920,671)	60,051	-0-
Forest Park Apts.*	215,330	55,915	(513,565)	-0-	-0-
Franklin Vista II	163,888	43,640	(334,207)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(448,483)	-0-	-0-
Greenleaf Gardens *	217,714	57,187	(396,376)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(522,720)	-0-	-0-
Hickory Square Apts.	94,754	24,889	(132,945)	-0-	-0-
Hilltop Manor Apts. *	216,667	56,761	(565,124)	-0-	-0-
Hitchcock Housing *	269,250	71,118	(467,687)	-0-	-0-
Joaquin Apts.	295,621	78,653	(321,492)	52,782	-0-
Lake City Village *	312,889	74,743	(738,214)	-0-	-0-
Lakecrest Apts.	313,704	85,773	(372,889)	26,588	-0-
Lakeview Estates	243,761	65,845	(492,906)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(353,187)	-0-	-0-
Las Rosas II, Ltd.	263,135	70,012	(415,516)	-0-	-0-
Laurel Wood-Capital	202,867	65,524	(305,456)	-0-	-0-
Lead Bayou, Ltd.	212,000	55,686	(412,972)	-0-	-0-
Lillie Mae's Retirement	225,252	58,149	(417,072)	-0-	-0-
Magnolia Plaza Apts.	257,802	68,111	(469,574)	-0-	-0-
Many Seniors Apts.	259,150	62,094	(250,643)	70,601	-0-
Maple Hill Apts.	296,560	78,616	(382,586)	-0-	-0-
New Caney Oaks	223,492	60,543	(370,095)	-0-	-0-
Oakdale-T F Management	248,634	65,506	(277,188)	36,952	-0-
Old Oak Estates	184,856	48,556	(435,101)	-0-	-0-
Onion Creek	304,574	80,449	(423,676)	-0-	-0-
PDC Eighteen LP	196,521	52,298	(345,293)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(376,089)	-0-	-0-
Pecanwoods Apts. III, Ltd.	262,027	69,024	(288,397)	42,654	-0-
Pocomoke Villas Ltd.	174,388	46,923	(382,281)	-0-	-0-
Ridge View Apts.	359,216	95,341	(655,628)	-0-	-0-
Rolling Meadow II L.P.	238,120	64,218	(353,829)	-0-	-0-
Southeastern Assoc.	314,798	82,688	(537,223)	-0-	-0-
Sun Rise Apts. North	352,063	95,182	(568,699)	-0-	-0-

* Audited by Smith & Radigan, Certified Public Accountants, LLC

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships - Continued
At March 31, 1999
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Taft Gardens	148,042	39,871	(277,949)	-0-	-0-
Taft Terrace	198,919	53,235	(452,130)	-0-	-0-
Valley Place Assoc.	307,568	81,774	(548,854)	-0-	-0-
West Meadow II Apts.	182,234	49,185	(285,444)	-0-	-0-
Willow Haven-Cross	323,905	85,080	(648,330)	-0-	-0-
Wilson Lake	397,146	105,304	(617,537)	-0-	-0-
Wolcott Assoc.	349,880	92,691	(482,525)	-0-	-0-
Woodcrest	233,244	61,464	(481,959)	-0-	-0-
	14,051,582	3,725,740	(23,466,866)	526,380	63,412

Partnerships which were unaudited
Albany Commons, LTD	173,456	46,737	(200,821)	19,372	-0-
Anderson County Estates	120,768	32,116	(185,321)	-0-	-0-
Aurora Limited	61,058	24,540	(359,615)	-0-	-0-
Belfast Housing Assoc.	273,653	74,124	(427,460)	-0-	-0-
Berea Summit, Ltd.	42,992	11,855	(97,301)	-0-	-0-
Berkshire Apts. #2	134,933	35,898	(337,240)	-0-	-0-
Blanchard Apts.	166,374	43,899	(244,272)	-0-	-0-
Brentwood Apts.	157,800	42,237	(255,210)	-0-	-0-
Briar Hill Apts.	86,275	23,240	(163,739)	-0-	-0-
Bunkie Apts	164,759	43,277	(285,345)	-0-	-0-
Canal Town Assoc.	55,891	15,075	(26,617)	44,349	-0-
Canyon Hills Villas	75,198	20,719	(131,595)	-0-	-0-
Cedar Crest Apts.	93,972	25,078	(37,488)	81,562	-0-
Cherrywood (M & W)	55,199	15,253	(114,598)	-0-	-0-
Cle Elum	149,784	40,501	(274,618)	-0-	-0-
Cleveland Courts, Ltd.	124,589	33,530	(145,707)	12,412	-0-
Clifford Heights Apts.	223,321	58,940	(363,022)	-0-	-0-
Cottondale Villa Apts.	179,706	47,404	(338,918)	-0-	-0-
Cottonwood Seniors Apts.	164,527	43,216	(295,977)	-0-	-0-
Coushatta Seniors Apts.	169,659	44,958	(256,112)	-0-	-0-
Cypress View Estates	164,942	43,712	(262,585)	-0-	-0-
Delta Terrace	180,474	47,405	(314,242)	-0-	-0-
East Magnolia Village	161,503	42,422	(316,814)	-0-	-0-
Edmonson Prop.	114,112	31,246	(140,514)	4,844	-0-
Elliott Manor, Ltd.	191,847	48,550	(294,679)	-0-	-0-
Fieldcrest, Ltd.	114,667	30,120	(230,166)	-0-	-0-
Folsom South Venture	89,912	23,725	(130,743)	-0-	-0-
Gaslight Square	179,152	47,058	(326,130)	-0-	-0-
Gibsland Villas Ltd.	206,022	54,116	(309,221)	-0-	-0-
Gilman Senior Apts.	35,221	-0-	(39,518)	-0-	7,722
Glenora Apts.	95,855	25,375	(225,360)	-0-	-0-
Hagewood Apts.	132,717	35,356	(266,686)	-0-	-0-
Hidden Hills Apts.	116,682	31,766	(181,616)	-0-	-0-
Hillwood Ltd.	86,050	22,603	(190,195)	-0-	-0-
Housing Partners IX	38,703	-0-	(29,637)	9,066	-0-
Housing Partners IX	13,872	-0-	(9,851)	4,021	-0-
Housing Partners VI	24,922	-0-	(26,180)	-0-	-0-
Housing Partners VIII	13,873	-0-	(7,953)	5,920	-0-
Housing Partners XI	39,093	-0-	(35,135)	3,958	-0-
Housing Partners XII	57,942	-0-	(61,788)	-0-	-0-
Housing Partners XIII	29,603	-0-	(23,528)	6,075	-0-
Housing Partners XV	57,942	-0-	(63,196)	-0-	-0-
Houston Assoc.	233,413	61,675	(272,699)	22,389	-0-
Hurricane	190,630	53,058	(342,012)	-0-	-0-
F-17

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships - Continued
At March 31, 1999
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited - Continued

Indianwood Apts. II	113,856	29,907	(275,140)	-0-	-0-
Jonesville Apts. for Sr.	133,404	35,936	(154,820)	14,520	-0-
Kent Summit, Ltd.	58,711	15,552	(99,455)	-0-	-0-
Kingswood II, Ltd.	149,293	39,980	(214,944)	-0-	-0-
LaGrange Apts.-II	42,622	12,020	(60,941)	-0-	-0-
Larue Properties, Ltd.	179,346	48,632	(127,911)	100,067	-0-
Lewis Apts. Co.	161,706	43,544	(264,925)	-0-	-0-
Lewistown Apts.	67,666	17,774	(120,360)	-0-	-0-
Liberty Terrace Apts.	221,438	59,150	(329,384)	-0-	-0-
Longview Terrace Ltd.	159,185	41,813	(290,125)	-0-	-0-
Manor Apts-Caddo Mills	128,510	33,756	(290,865)	-0-	9,900
Marion Housing	127,596	34,575	(223,478)	-0-	-0-
Meadowland Apts.	129,131	33,919	(218,700)	-0-	-0-
Mills-Shapley Partnership	118,275	21,580	(167,990)	-0-	9,766
Mitchell II Ltd.	179,973	47,668	(299,911)	-0-	-0-
Mosswood Apt.	166,822	43,819	(319,198)	-0-	-0-
Mountain View Apts. II	181,829	48,986	(254,835)	-0-	-0-
Munfordville	82,613	21,341	(159,799)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(275,087)	-0-	-0-
Oak Valley Place II	113,459	32,068	(212,781)	-0-	-0-
Oakwood Apartments Ltd.	137,972	36,832	(179,792)	-0-	-0-
Orchard Commons, Ltd.	119,370	32,164	(130,625)	20,909	-0-
Park Place East Assoc.	237,438	63,353	(302,322)	-0-	-0-
Park Place North	143,076	38,570	(218,611)	-0-	-0-
Parkwood Assoc.	159,799	43,262	(258,591)	-0-	-0-
PDC Twenty Two LP	171,475	45,041	(269,426)	-0-	-0-
Perry Apts.	44,222	11,616	(97,531)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(382,654)	-0-	3,735
Regency Apts. of Reno	137,659	36,348	(225,651)	-0-	-0-
Regency Plaza	152,927	41,514	(229,127)	-0-	-0-
Reservoir Hill L.P.	574,891	151,795	(439,071)	287,615	-0-
Reynolds & Assoc.	92,265	24,629	(160,630)	-0-	-0-
Ridgecrest Apts.	312,000	81,953	(583,590)	-0-	-0-
River View Apts.	21,494	5,646	(28,525)	-0-	-0-
Riverbend Apts.	119,075	31,278	(236,416)	-0-	-0-
Russell September Housing	74,915	20,618	(136,619)	-0-	-0-
Sacramento, Ltd.	180,445	51,004	(243,741)	-0-	-0-
Sleepy Oaks-Seshano	79,988	21,602	(80,841)	20,749	-0-
Somerset West, Hills II	122,882	32,901	(176,586)	-0-	-0-
Southern Apts.	140,857	37,393	(252,543)	-0-	-0-
Spring Meadow Apts.	183,090	48,092	(284,167)	-0-	-0-
Streamside Assoc.	237,135	62,604	(290,729)	9,010	-0-
St. Rose Assoc.	181,343	47,831	(262,396)	-0-	-0-
Sullivan Garden Apts.	80,183	21,259	(247,479)	-0-	-0-
Summer Place-Deshano	79,257	21,410	(91,356)	9,311	-0-
Sunrise Apts.	81,782	21,679	(275,464)	-0-	-0-
Timberline	141,445	39,780	(266,937)	-0-	-0-
Valley Limited	123,137	33,777	(66,276)	90,638	-0-
Wayland Apts.	45,769	12,022	(89,477)	-0-	-0-
Wexford Assoc. L.P.	167,786	46,016	(252,501)	-0-	-0-
	12,441,035	3,233,802	(19,761,747)	766,78	31,123
	$26,492,617	$ 6,959,542	$ (43,228,613)	$ 1,293,167	$ 94,535

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships - Continued
At March 31, 1998
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were audited
AMF RRH, Ltd.*	$318,000	$84,977	$(429,205)	$-0-	$-0-
Alachua Villas*	260,290	72,481	(476,550)	-0-	40,689
Baker Heights II Ltd.	202,502	53,782	(312,768)	-0-	-0-
Bayshore North Apts-IV	314,405	83,796	(403,170)	-0-	-0-
Blades Limited Partnership	264,931	70,838	(438,304)	-0-	-0-
Broadway Terrace, Ltd.	225,642	60,864	(541,660)	-0-	18,772
Cedar Grove Apts.	282,782	77,001	(435,915)	-0-	-0-
Citrus Terrace, Ltd.*	199,270	43,284	(588,940)	-0-	3,951
Diamond Court II LP	232,629	63,419	(333,183)	-0-	-0-
Donaldsonville Seniors	298,073	79,316	(370,084)	7,305	-0-
Elmwood Estates	295,860	79,205	(442,851)	-0-	-0-
First Street Apts.	322,657	85,344	(280,592)	127,409	-0-
Forest Park Apts*	215,330	55,915	(476,971)	-0-	-0-
Franklin Vista II	166,138	43,640	(306,849)	-0-	-0-
Gatewood Apts. Ltd.	295,383	78,064	(401,764)	-0-	-0-
Greenleaf Gardens*	217,714	57,187	(344,436)	-0-	-0-
Greenwood Assoc.	291,628	76,779	(489,685)	-0-	-0-
Hickory Square Apts.	94,754	24,889	(139,560)	-0-	-0-
Hilltop Manor Apts.*	216,667	56,761	(497,293)	-0-	-0-
Hitchcock Housing	270,750	71,118	(361,385)	-0-	-0-
Joaquin Apts.	295,621	78,653	(428,638)	-0-	-0-
Lake City Village*	312,889	74,743	(686,752)	-0-	-0-
Lakecrest Ltd.	315,204	85,773	(313,615)	87,362	-0-
Lakeview Estates	244,844	65,845	(466,705)	-0-	-0-
Lakewood Apts. II	181,777	47,748	(320,494)	-0-	-0-
Las Rosas II, Ltd.	263,135	70,012	(388,523)	-0-	-0-
Laurel Wood-Capital	205,867	65,524	(240,005)	31,386	-0-
Lead Bayou, Ltd.	212,000	55,686	(343,398)	-0-	-0-
Lillie Mae's Retirement	226,752	58,149	(378,909)	-0-	-0-
Magnolia Plaza Apts.	258,552	68,111	(402,140)	-0-	-0-
Many Seniors Apts.	259,150	62,094	(415,157)	-0-	-0-
Maple Hill Apts.	296,560	78,616	(341,278)	33,898	-0-
New Caney Oaks	225,742	60,543	(329,799)	-0-	-0-
Oakdale-T F Management	249,384	65,506	(413,342)	-0-	-0-
Old Oak Estates	184,856	48,556	(359,055)	-0-	-0-
Onion Creek	304,574	80,449	(404,857)	-0-	-0-
PDC Eighteen LP	196,521	52,298	(321,230)	-0-	-0-
Pecan Villa Apts.	234,202	62,152	(311,823)	-0-	-0-
Pecanwoods Apts. III, Ltd.	262,027	69,024	(401,114)	-0-	-0-
Pocomoke Villas Ltd.	175,138	46,923	(331,189)	-0-	-0-
Ridge View Apts.	359,216	95,341	(598,073)	-0-	-0-
Rolling Meadow II L.P.	238,870	64,218	(326,807)	-0-	-0-
Southeastern Assoc.	314,798	82,688	(497,956)	-0-	-0-
Sun Rise Apts. North	352,063	95,182	(553,076)	-0-	-0-
Taft Gardens	149,542	39,871	(254,799)	-0-	-0-
Taft Terrace	200,419	53,235	(412,976)	-0-	-0-
Valley Place Assoc.	309,068	81,774	(522,667)	-0-	-0-
West Meadow II Apts.	182,984	49,185	(250,067)	-0-	-0-
Willow Haven-Cross	323,905	85,080	(593,346)	-0-	-0-
Wilson Lake	400,896	105,304	(573,935)	-0-	-0-
Wolcott Assoc.	350,630	92,691	(435,867)	7,454	-0-
Woodcrest	233,244	61,464	(451,970)	-0-	-0-
	13,305,835	3,521,098	(21,140,727)	294,814	63,412

* Audited by Smith & Radigan, Certified Public Accountants, LLC

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships - Continued
At March 31, 1998
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

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note C - Investment in Operating Limited Partnerships - Continued

At March 31, 1998
Operating Limited Partnership	Capital Contributed	Acquisition Costs	Equity in Accumulated Income (Losses)	Net Investment	Contribution Payable
Partnerships which were unaudited
Manor Apts-Caddo Mills	128,510	33,756	(271,886)	-0-	9,900
Marion Housing	129,096	34,575	(205,426)	-0-	-0-
Meadowland Apts.	129,131	33,919	(201,157)	-0-	-0-
Mills-Shapley Partnership	119,025	21,580	(150,383)	-0-	9,766
Mitchell II Ltd.	180,723	47,668	(275,662)	-0-	-0-
Mosswood Apt.	166,822	43,819	(323,102)	-0-	-0-
Mountain View Apts. II	184,828	48,986	(229,025)	4,789	-0-
Munfordville	82,613	21,341	(144,831)	-0-	-0-
North Deer Creek, Ltd.	174,358	45,799	(261,552)	-0-	-0-
Oak Valley Place II	114,209	32,068	(200,977)	-0-	-0-
Oakwood Apartments Ltd.	138,722	36,832	(166,270)	9,284	-0-
Orchard Commons, Ltd.	120,120	32,164	(129,388)	2,896	-0-
Park Place East Assoc.	238,938	63,353	(278,006)	24,285	-0-
Park Place North	144,576	38,570	(204,693)	-0-	-0-
Parkwood Assoc.	161,299	43,262	(244,460)	-0-	-0-
PDC Twenty Two LP	171,475	45,041	(253,318)	-0-	-0-
Perry Apts.	44,222	11,616	(86,842)	-0-	-0-
Pontontoc Ridge Apts.	164,502	43,210	(342,353)	-0-	3,735
Regency Apts. of Reno	137,659	36,348	(200,271)	-0-	-0-
Regency Plaza	154,427	41,514	(206,226)	-0-	-0-
Reservoir Hill L.P.	575,641	151,795	(434,380)	293,056	-0-
Reynolds & Assoc.	92,265	24,629	(133,090)	-0-	-0-
Rigecrest Apts.	312,000	81,953	(549,053)	-0-	-0-
River View Apts.	21,494	5,646	(26,910)	230	-0-
Riverbend Apts.	119,075	31,278	(216,831)	-0-	-0-
Russell September Housing	76,415	20,618	(120,780)	-0-	-0-
Sacramento, Ltd.	181,195	51,004	(228,700)	3,499	-0-
Sleepy Oaks-Seshano	79,988	21,602	(74,413)	27,177	-0-
Somerset West, Hills II	122,882	32,901	(160,526)	-0-	-0-
Southern Apts.	141,607	37,393	(234,758)	-0-	-0-
Spring Meadow Apts.	183,090	48,092	(264,705)	-0-	-0-
Streamside Assoc.	237,135	62,604	(268,488)	31,251	-0-
St. Rose Assoc.	181,343	47,831	(236,642)	-0-	-0-
Sullivan Garden Apts.	80,183	21,259	(211,856)	-0-	-0-
Summer Place-Deshano	79,257	21,410	(88,397)	12,270	-0-
Sunrise Apts.	81,782	21,679	(221,318)	-0-	-0-
Timberline	142,195	39,780	(241,648)	-0-	-0-
Valley Limited	125,387	33,777	(45,224)	113,940	-0-
Wayland Apts.	45,769	12,022	(78,923)	-0-	-0-
Wexford Assoc. L.P.	168,536	46,016	(225,383)	-0-	-0-
	13,269,534	3,438,444	(19,069,004)	1,132,744	31,123
	$26,575,369	$ 6,959,542	$ (40,209,731)	$1,427,558	$ 94,535

All remaining contributions payable as of March 31, 1999 represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

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

Contributions receivable at March 31, 1999 consists of the following:

Past due installments from defaulting investors	$1,203,758
Amount representing unearned interest	(18,049)
$1,185,709

The Master Limited Partnership has recourse against the defaulting investors and is pursuing collection of these amounts. While the uncollectible amount cannot be estimated as of March 31, 1999, it is probable that most of the past due amounts will not be collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners' capital accounts as such amounts are determined to be uncollectible.

Note E - Independent Manager

The Plan provides for the employment of an independent manager for the Master Limited Partnership. The Amended and Restated Management Agreement provides for the automatic annual renewal of the management agreement subject to certain events, as defined. Effective July 10, 1990, Megan Management Company, Inc. ("Megan") was engaged to be the Independent Manager. As such, Megan became the Master Limited Partnership's exclusive agent for all operations under the Plan, including those in connection with or relating to (a) collection, investment and disbursement of all funds of the Master Limited Partnership as provided in the Plan and the Escrow Agreement through the Escrow Account maintained at Chemical Bank (formerly Manufacturers Hanover Trust), (b) maintenance of the books and records of the Partnership, (c) preparation of the Master Limited Partnership's tax returns and review of all tax returns relating to the Master Limited Partnership's interests in the Operating Partnerships and (d) furnishing assistance to the Investors with respect to tax information relating to the Investors' interests in the Master Limited Partnership. As of December 31, 1992, all rights, powers and obligations of the Independent Manager were assigned to Megan Asset Management, Inc. (Note A).

As compensation for its services, the Independent Manager received $119,500 for the years ended March 31, 1999, 1998 and 1997. The Independent Manager is also provided with amounts required to cover the costs of tax return preparation and audited financial statements.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note E - Independent Manager - Continued

Megan Asset is compensated for work relating to defaulting investors. The Independent Manager's compensation for the year ended March 31, 1999, 1998 and 1997 includes zero, $2,337 and $4,545, respectively, for work relating to defaulting investors.

Note F - Contingencies

Article 15 of the Plan ("Payments from Capital Events") provides for certain further disbursements to the pre-petition creditors of funds resulting from the sale of interests in Operating Partnerships subsequent to December 31, 1994. Such payments, in order of priority, include the following:

(a) Prorata payments to the Operating Partnerships of the full amount due from the Debtor Investor Partnerships and assumed by the Master Limited Partnership, with interest at eight percent. At March 31, 1999, the amount due is approximately $1,800,000.

(b) In settlement of a claim filed by the Independent Manager against First American on behalf of the Partnership October 12, 1990, alleging possible fraudulent or preferential transfers, or other acts or omissions committed by First American as General Partner of the 52 Debtor Investor Partnerships, the Partnership and the Independent Manager each received an assignment of fifty percent of all sums to be paid to First American's wholly-owned subsidiary, Continental Construction Management Corporation ("Continental"), from Capital Events in accordance with Article 15(1)(6) of the Plan. In conjunction with the replacement of First American by the Independent Manager (Note A), the Partnership purchased from Continental its remaining rights to receive payments with respect to Capital Events under the Plan, in consideration of $234,968, paid in the form of the assumption of liabilities of First American in the amount of $97,050 and a cash payment of $50,000 as of the closing date and the remainder in cash installments paid through April 1, 1992. At March 31, 1999, the amount due is approximately $2,000,000.

(c) Prorata payments to investors until each has received an amount equal to twenty percent of its net capital investment plus interest at ten percent calculated from December 31, 1994.

(d) A return of capital to the investors until each has received one hundred percent of its capital invested, over and above the payments in c) above.

(e) Payment of the allowed claims of investors subordinated pursuant to the bankruptcy code.

Notes to Financial Statements Continued

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 1999

Note F - Contingencies - Continued

(f) Any remaining amounts in the percentage of ninety percent to the investors and ten percent to the general partner of the Master Limited Partnership.

The accompanying financial statements do not include adjustments for any amounts that might become payable pursuant to the resolution of the above contingencies.

Note G - Related Party Activity

The Master Limited Partnership paid expenses for legal assistance relating to the proceedings with the Operating Partnerships to Gary L. Maddock, PC, a company wholly-owned by the sole stockholder of the Independent Manager and General Partner, totaling $197,609 and $205,784 for the year ended March 31, 1999 and 1998, respectively.

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

/s/ Casey J. Russell CPA Inc.
March 26, 1998

[LETTERHEAD OF]
Stienessen Schlegel & Co., LLC

Independent Auditor's Report

To the Partners
Flambeau Village, A Wisconsin Limited Partnership

We have audited the accompanying balance sheet of Flambeau Village, A Wisconsin Limited Partnership, as of December 31, 1998, and the related statements of operations and partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flambeau Village, A Wisconsin Limited Partnership, as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Stienessen Schlegel & Co.
March 2, 1999

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