Form 10-K
period 2000-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2002-08-14
CIK 874662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

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

                       DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE

               This filing is a consolidated filing for the fiscal year ended March 31, 2000. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2000, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 1999.

                              BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
                                                 FORM 10-K
                                     FOR THE YEAR ENDED MARCH 31, 2000
                                                   INDEX

                                                   PART I

Item 1.     Business                                                       1
Item 2.     Properties                                                     8
Item 3.     Legal Proceedings                                             23
Item 4.     Submission of Matters to a Vote of Security Holders           23

                                           PART II
Item 5.     Market for Registrant's Limited Partnership Interests
            and Related Security Holder Matters                           23
Item 6.     Selected Financial Data                                       25
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           26
Item 7A.    Quantitative and Qualitative Disclosure about Market
            Risks                                                         39
Item 8.     Financial Statements and Supplementary Data                   39
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           40

                                           PART III
Item 10.    Directors and Executive Officers of the
            Registrant                                                    40
Item 11.    Executive Compensation                                        42
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                         44
Item 13.    Certain Relationships and Related Transactions                44

                                           PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                   46
Signatures                                                                48

48
                                     PART I

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

               The direct below-market-rate mortgage loans for rural rental housing provided by RD under Section 515, in amounts up to 97% of an apartment complex's cost as determined pursuant to RD regulations and for terms up to 50 years, were extended to qualified sponsors/owners organized exclusively for the purpose of providing housing. In addition, RD provided each owner with mortgage interest subsidies, which effectively lowered the interest rate of the loan to 1% after the completion of the apartment complex, the benefits of which the owner must pass through to eligible tenants in the form of lower rents. RD regulations limit cash distributions to owners of apartment complexes which it finances to a maximum annual return of 8% per annum, on a non-cumulative basis, on the owner's equity contribution of 3% to 5% of the cost of the apartment complex.

               RD approval is required if an owner wishes to sell a Project. In addition, applicable law and regulations also preclude prepayment of mortgage loans, except in certain very limited circumstances and unless the owner agrees to utilize the project for eligible tenants for a specified period.

               Each of the Projects indirectly owned by the Partnership qualified for the low income housing tax credits (the "Tax Credits"), under
Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low income rental housing. In order to generate Tax Credits, properties must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations. Since the inception of the Partnership, five of its Operating Partnerships became insolvent or bankrupt. A portion of the Tax Credits generated and to be generated by these Operating Partnerships were, therefore, lost. This loss of Tax Credits had a direct effect on the Limited Partners since one-third of the amount of Tax Credits allocated to the Limited Partners from these Operating Partnerships were recaptured and those to be generated and allocated to them were reduced correspondingly. Generation of Tax Credits by the Partnership and the receipt thereof by the Limited Partners was one of the primary business objectives of the Partnership.

               For the tax year ended December 31, 1999, the Partnership passed through an aggregate total of approximately $1,232,000 of Tax Credits to the Limited Partners. The annual anticipated Tax Credits, which the Partnership could have received from the Operating Partnerships, excluding those projects lost in prior years due to insolvency or bankruptcy, and passed through to the Limited Partners during the tax year ended December 31, 1999, was approximately $1,251,000.

               As of December 31, 1999, substantially all of the Tax Credits have been realized from the Operating Partnerships and passed through to the Limited Partners. With the realization that substantially all of the Tax Credits have been received from the Operating Partnerships by the Limited Partners, the General Partner began exploring various exit strategies, including the sale of the limited partnership interests in the Partnership, the sale and of the Partnership's interests in the Operating Partnerships which own the Projects and the sale/or refinancing by the Operating Partnerships of their Projects. However, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received (as explained above) and market conditions have severely restricted the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered.

         In view of these governmental restrictions and requirements, as well as the resulting legal complexities and costs involved in exploring and attempting to structure various exit strategies, the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, are not presently and are not expected to be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, that a complete exit strategy has been identified and implemented. Accordingly, to continue to maintain its operations as set forth in the section on "Liquidity" below, while it continues to review alternative exit strategies the Partnership has begun (see Item 2. Properties below) accepting offers it has received to sell the

Partnership's   limited   partnership   interests   in  a  number  of  Operating
Partnerships   which  own  the  Projects  to  maintain  the  operations  of  the
Partnership (the "Liquidity Program").

BUSINESS OBJECTIVES

               Although there was no assurance that the Partnership's purpose or objectives would be achieved, the sole purpose of the Partnership as set forth in the Partnership Agreement was (i) to acquire the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, (ii) to assume liabilities of the Debtor Investor Partnerships in accordance with the Plan, (iii) to fulfill such other undertakings of the Partnership as are set forth in the Plan, and (iv) to conduct such other activities as may be necessary or appropriate to carry out the foregoing.

               Purpose (i) - the acquisition of the Debtor Investor Partnerships' equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 (See Item 1. Business - Organization, above);


               Purpose (ii) - the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership ( See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", below);


               Purpose (iii) - in attempting to fulfill such other undertakings of the Partnership as are set forth in the Plan the Partnership has, among other things:


                    a) used its capital resources, to maintain, to the extent possible, the Partnership's interests in the Operating Partnerships in order to provide Tax Credits to the Limited Partners.

                              For the fiscal years ended March 31, 2000 (the "2000 Fiscal Year"), March 31, 1999 (the "1999
                              Fiscal Year") and March 31, 1998 (the "1998 Fiscal Year") the Partnership had cash and cash reserves totaling $807,285, $1,097,967 and $1,337,519, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement and to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners (See "Item 2. Properties"; see, also, "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity").

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


                              The Partnership does not expect to make material distributions beyond those previously made, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity" and "- Capital Resources").


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

                    Objective  a)  -  The   Partnership's   investments  are  in
                    Operating Partnerships which own the Projects and provide housing to low income tenants pursuant to government sponsored programs. Therefore, in addition to market-related risks, which any real estate investment is subject to, capital appreciation of the Partnership's investment in the Operating Partnerships is subject to the restrictions set by government policy. As further explained below, this makes it unlikely that the Projects owned by the Operating Partnerships and the Partnership's investment in the Operating Partnerships will significantly increase in value.

                    The vast majority of the Projects owned by the Operating Partnerships are located in small rural communities. As such, the market rents in many of the Operating Partnerships' Project's areas are not significantly higher that the RD restricted rents eligible tenants are currently charged. Therefore, the valuation of many of the Operating Partnerships' Projects, even if based upon market rents, results in little or no appreciation from their valuation at the time the Partnership acquired its interest in the Operating Partnership. In the event that the projected cash flow from any of the Projects in a market rate environment is significantly greater than that in a restricted rent environment, the Operating Partnership can seek RD approval to prepay a specific Project's 50 year mortgage and then sell the Project or convert it to market rate property, or upon RD's refusal to allow prepayment, seek an equity loan from RD to use to repay a portion of the equity the Partnership contributed to the

                    Operating Partnership. However, the instances where market rents might be significantly higher are rare and there are numerous government restrictions in connection with such a course of action. In addition, most of the Operating Partnerships' Project's mortgages have an absolute restriction which will not allow prepayment until approximately 2009.

                    Accordingly, based on current market conditions and government regulations, it does not appear that the value of the Projects owned by the Operating Partnerships and the Partnership's investment in the Operating Partnerships have or will increase significantly. The value of the Projects and the market conditions are adversely affected by the restricted use limitations which limit the amount of income a tenant may have and the amount of rent a Project can charge a tenant. Under current RD regulations, these restrictions will continue to be in place until the Projects are in their 20th year of existence or approximately the year 2009. These regulations make capital appreciation in the Partnership's Projects much more difficult than is the case with market rate properties.

                    Objective b) - With respect to the Partnership's long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization that substantially all of the Tax Credits have been received from the Operating Partnerships by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale of the limited partnership interests in the Partnership, the sale of the Partnership's interests in the Operating Partnerships which own the Projects and the sale and/or refinancing by the Operating Partnerships of their Projects. However, the various restrictions in connection with the RD mortgage loans, as well as the continuing occupancy requirements with respect to the Tax Credits received and market conditions, have severely restricted the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered (See "Item 1. Business - Description of Business" above).

               In early 2000, a third party (the "Third Party") expressed an interest in buying Megan Asset Management's General Partnership interest and its other interests in the Partnership (collectively "General Partnership Interests"). Megan Asset Management declined this proposal as it did not include an immediate offer to purchase each of the Partnership's limited partners' interests in the Partnership (the "Limited Partners" and "Limited Partnership Interests" and together with the General Partnership Interests the "Partnership Interests") as well. In July 2000, when the Third Party suggested a proposal which was to include the purchase of substantially all of the Limited Partnership Interests and the General Partnership Interests, and the assumption of approximately $1,800,000 owed by Bayfield to the Operating General Partners, the Partnership and Megan Asset Management entered into an agreement by which they agreed to negotiate exclusively with the Third Party with respect to said proposal through December 31, 2000 (the "Exclusivity Agreement"). Had this proposal materialized it was expected to yield $1,200 per 0.05% Limited Partnership Interest to the Limited Partners. However, prior to December 31, 2000, the Third Party indicated that it had been unable to raise sufficient funds and was no longer able to discuss a price in this amount and could only discuss a price at approximately one-half of that amount. The revised proposal was unacceptable and the Exclusivity Agreement expired by its terms on December 31, 2000.

               Not having found any other parties interested in making an offer for the above Partnership Interests, in July 2001, the Partnership and Megan Asset Management entered into a second agreement with the Third Party to pursue a possible tender offer for some or all of the Limited Partnership Interests, as well as a possible purchase of the stock of Megan Asset Management, including its General Partnership Interest (the "Second Exclusivity Agreement") at the revised lower price.

               The Second Exclusivity Agreement expired by its terms on August 31, 2001. While further discussions followed, those discussions were not fruitful and were eventually curtailed. While it is not known to what extent other alternatives will be successful, the Partnership's search for and consideration of other alternatives is continuing.


EMPLOYEES

               The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs 2 people on a full-time basis.

ITEM 2.  PROPERTIES.

               Each Operating Partnership owns and operates a Project, which generated Tax Credits under Section 42 of the Tax Code over its initial 10-years of existence or slightly longer. A description of the Projects is contained in the following tables. Immediately following these tables, is a glossary which provides an explanation of certain terms used in the table headings, as well as a discussion of certain Projects.




                                           Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                             City             State          Number    Project's     Developer's

                                                                                 of Apts.    Mortgage       Original
                                                                                   Units      Balance        Equity
------------------------------------------------------------------------------------------------------------------------------------

AFM RRH Limited                                      Ocala             FL             36   $1,086,493   $   80,868
Alachua Villas, Ltd.                                 Alachua           FL             35    1,050,979       51,575
Albany Commons, Ltd.                                 Albany            KY             24      674,396       23,400
Anderson Country Estates, L.P.                       Palmyra           MO             24      582,946       18,340
Aurora Limited                                       Aurora            IN             22    1,037,355       51,400
Baker Heights II, L.P.                               Martinsburg       WV             32      978,437       53,000
Bayshore North Apts. Phase IV                        Brewerton         NY             36    1,330,591       41,840
Belfast Housing Associates                           Belfast           ME             24    1,123,609       60,500
Berea Summitt, Ltd.                                  Shelbyville       KY             15      414,923        5,856
Berkshire Apartments, Ltd. #2                        Harrodsburg       KY             22      672,583       36,150
Blades Limited Partnership                           Blades            DE             33    1,232,056       66,000
Blanchard Seniors Apts. Partnership Blanchard        LA                               24      705,563       37,250
Brentwood Apartments, Ltd.                           Flatwoods         KY             21      668,276       36,500
Briar Hill Apartments, Ltd.                          Barbourville      KY             16      363,420       29,654
Broadway Terrace of Drew, L.P.                       Drew              MS             48    1,339,330       73,650
Bunkie Seniors Apts. Partnership                     Bunkie            LA             24      680,227       36,520
Canal Town Associates                                Canastota         NY              6      242,011       12,991
Canyon Villas L.P.                                   Fort Benton       MT             10      333,853       10,500
Cedar Crest Apartments, L.P.                         Bourbon           MO             16      386,812       12,200
Cedar Grove Apts. Limited II                         Shepherdsville    KY             36    1,102,057       60,763
Citrus Terrace, Ltd.                                 Sebring           FL             42    1,445,044       71,885
Cle Elum Apartment Associates                        Cle Elum          WA             20      620,094       34,000
Cleveland Courts, LTD                                Cleveland         MS             18      521,425       27,750
Clifford Heights Apartments, Ltd.                    Stamping Grnd     KY             12      380,186       20,564
Cottondale Villa Apartments, Ltd.                    Cottondale        FL             24      671,130       35,700
Cottonwood Seniors Apts. PartnershipCottonport       LA                               24      688,107       21,432
Coushatta Seniors Apts. Partnership Coushatta        LA                               24      717,330       22,500
Cypress View Estates, Ltd.                           Shaw              MS             24      701,643       37,500
Delta Terrace Estates, L.P.                          Sterlington       LA             24      740,974       39,700
Diamond Court II L.P.                                Harrington        DE             32    1,220,093       38,300
East Magnolia Village, L.P.                          Port Gibson       MS             24      651,096       35,000
Edmonson Properties, Limited                         Brownsville       KY             16      470,310       15,470


------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                               Tax      Capital   Bayfield's      Approx.                     Accum.
                                                                       Committed     Anticipated     1999       LIHC (from
                                                                        Capital        Federal       LIHC        Inception
                                                    Items    Events   Contribution     Credits      Credits      Bayfield)
------------------------------------------------------------------------------------------------------------------------------------

AFM RRH Limited                                       99           50    $  265,305   $    1,585   $    1,587   $   455,434
Alachua Villas, Ltd.                                  99           50       224,387         --           --         387,530
Albany Commons, Ltd.                                  99           50       177,929       32,325       32,318       315,405
Anderson Country Estates, L.P.                        99           50       122,268       23,276       23,276       250,449
Aurora Limited                                        99           50       180,468        1,540        1,540       211,320
Baker Heights II, L.P.                                95           50       241,438         --           --         380,468
Bayshore North Apts. Phase IV                         99           50       319,017       18,940       18,942       532,285
Belfast Housing Associates                            99           50       282,195        5,332        5,332       470,699
Berea Summitt, Ltd.                                   99           50        45,134        8,118        8,116        79,126
Berkshire Apartments, Ltd. #2                         95           50       163,186         --           --         186,588
Blades Limited Partnership                            99           50       301,958        8,788        8,788       505,176
Blanchard Seniors Apts. Partnership Blanchard         95           50       167,124         --           --         228,002
Brentwood Apartments, Ltd.                            99           50       160,800         --           --         258,191
Briar Hill Apartments, Ltd.                           95           50        88,475          724          724       133,047
Broadway Terrace of Drew, L.P.                        95           50       301,536       63,351       60,791       541,493
Bunkie Seniors Apts. Partnership                      95           50       164,759         --           --         235,643
Canal Town Associates                                 95           50        57,391         --           --          83,833
Canyon Villas L.P.                                    99           50        78,878        1,112        1,112       111,662
Cedar Crest Apartments, L.P.                          99           50        95,472       18,793       18,793       170,115
Cedar Grove Apts. Limited II                          95           50       275,938          817          818       381,514
Citrus Terrace, Ltd.                                  99           50       324,907       36,504       36,504       593,868
Cle Elum Apartment Associates                         95           50       154,188         --           --         216,836
Cleveland Courts, LTD                                 99           50       127,650       24,939       24,663       241,968
Clifford Heights Apartments, Ltd.                     99           50        93,425          610          600       154,699
Cottondale Villa Apartments, Ltd.                     99           50       166,138          754          754       271,465
Cottonwood Seniors Apts. PartnershipCottonport        99           50       164,527         --           --         270,132
Coushatta Seniors Apts. Partnership Coushatta         99           50       171,159         --           --         280,477
Cypress View Estates, Ltd.                            95           50       166,414        8,180        8,202       286,240
Delta Terrace Estates, L.P.                           95           50       180,474         --           --         279,065
Diamond Court II L.P.                                 99           50       297,192       27,748       27,748       498,582
East Magnolia Village, L.P.                           99           50       161,503         --           --         245,039
Edmonson Properties, Limited                          99           50       118,956       13,660       13,230       204,701


                                                                 9


                                           Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                                City             State          Number    Project's     Developer's

                                                                                   of Apts.    Mortgage       Original
                                                                                     Units      Balance        Equity
------------------------------------------------------------------------------------------------------------------------------------

Elliott Manor, Ltd.                                  Sandy Hook        KY             24      761,499       23,960
Elmwood Estates, L.P.                                Monroe            LA             32    1,036,131       32,550
Fieldcrest, Ltd.                                     Lexington         KY             16      436,056       23,275
Flambeau Village, L.P.                               Ladysmith         WI             54    1,603,455      723,000
Folsom South Venture                                 Folsom            LA             12      376,133       20,073
Forest Park Apartments Ltd.                          Lake Butler       FL             32      963,045       43,150
Franklin Vista II, Ltd.                              Anthony           NM             28      881,505       47,250
Gaslight Square Apartments, Ltd.                     Versailles        IN             24      705,683       39,474
Gatewood Apartments, Ltd.                            Bayou George      FL             37    1,109,777       59,533
Gibsland Villas L.P.                                 Gibsland          LA             24      748,147       42,930
Gilman Seniors Apartments, L.P.                      Gilman City       MO              6      159,553        5,000
Glenmora Apartments Partnership                      Glenmora          LA             13      421,126       21,590
Greenleaf Gardens, Ltd.                              Orange City       FL             47    1,264,283       67,650
Greenwood Associates L.P.                            Greenwood         AL             40    1,277,219       66,700
Hagewood Apartments Ltd.                             Natchitoches      LA             16      554,692       29,775
Hickory Square L.P.                                  Little Rock       AR             40    1,347,793       29,900
Hidden Hill Apartments, Ltd.                         Elizabethtown     KY             16      494,748       26,796
Hilltop Manor RRH, Ltd. II                           Ocala             FL             45    1,333,138       58,600
Hillwood, Ltd.                                       Anderson          AL             12      315,588       16,900
Hitchcock Housing, Ltd.                              Hitchcock         TX             40    1,028,309       55,200
Houston Associates                                   Lycoming Ctry     PA             24      948,647       29,850
Hurricane, Ltd.                                      Hurricane         UT             24      826,349       70,250
Indianwood Apartments II, Ltd.                       Lafayette         AL             24      617,799       32,800
Joaquin Apartments, Ltd.                             Joaquin           TX             32      745,759       40,000
Jonesville Apts.Sr. Citizens Ptrshp.Jonesville       LA                               18      555,304       29,518
Kent Summit, Ltd.                                    Shelbyville       KY              8      243,410        3,330
Kingswood II, Ltd.                                   Mount Olive       MS             24      640,140       34,907
LaGrange Apartments-Phase II L.P.                    Lagrange          MO              8      191,635        6,000
Lake City Village, Ltd.                              Lake City         FL             36    1,122,067       63,040
Lakecrest, Ltd.                                      Elizabethtown     KY             36    1,040,340       58,620
Lakeview Estates, Ltd.                               Lakeview          AR             33    1,025,122       54,700
Lakewood Apartments II, Ltd.                         Lake City         FL             32      863,248       46,350

------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                               Tax      Capital   Bayfield's      Approx.                     Accum.
                                                                       Committed     Anticipated     1999        LIHC (from
                                                                        Capital        Federal       LIHC        Inception
                                                    Items    Events   Contribution     Credits      Credits      Bayfield)
------------------------------------------------------------------------------------------------------------------------------------

Elliott Manor, Ltd.                                   99           50       184,831       34,372       34,370       327,919
Elmwood Estates, L.P.                                 99           50        94,754        5,121        5,121       132,485
Fieldcrest, Ltd.                                      99           50       114,667         --           --         195,891
Flambeau Village, L.P.                                99           50       779,080       26,665         --       1,259,360
Folsom South Venture                                  99           50        90,324         --           --         153,748
Forest Park Apartments Ltd.                           99           50       212,871         --           --         351,056
Franklin Vista II, Ltd.                               95           50       216,093         --           --         337,201
Gaslight Square Apartments, Ltd.                      95           50       179,152        2,187        1,809       252,260
Gatewood Apartments, Ltd.                             95           50       270,750          183          185       436,975
Gibsland Villas L.P.                                  95           50       206,022       15,098       15,083       326,117
Gilman Seniors Apartments, L.P.                       99           50        35,221        6,565        6,565        47,597
Glenmora Apartments Partnership                       99           50        96,605         --           --         166,161
Greenleaf Gardens, Ltd.                               99           50       304,975         --           --         499,575
Greenwood Associates L.P.                             95           50       292,301        2,469        2,469       484,156
Hagewood Apartments Ltd.                              95           50       134,601        1,748        1,748       199,531
Hickory Square L.P.                                   95           50       284,550         --           --         430,038
Hidden Hill Apartments, Ltd.                          99           50       120,935        2,386        1,154       193,464
Hilltop Manor RRH, Ltd. II                            99           50       326,541       58,164       58,165       605,974
Hillwood, Ltd.                                        99           50        86,050         --           --         146,550
Hitchcock Housing, Ltd.                               95           50       250,676         --           --         373,163
Houston Associates                                    99           50       234,799       22,602       35,304       411,487
Hurricane, Ltd.                                       95           50       201,993         --           --         297,917
Indianwood Apartments II, Ltd.                        99           50       113,856         --           --         176,116
Joaquin Apartments, Ltd.                              99           50       181,777         --           --         283,930
Jonesville Apts.Sr. Citizens Ptrshp.Jonesville        99           50       136,811         --           --         216,123
Kent Summit, Ltd.                                     99           50        57,207       10,266       10,264       100,114
Kingswood II, Ltd.                                    95           50       152,206         --           --         247,769
LaGrange Apartments-Phase II L.P.                     99           50        45,711        5,829        5,829        85,295
Lake City Village, Ltd.                               99           50       269,685       20,808       20,740       443,075
Lakecrest, Ltd.                                       95           50       266,539        4,671        4,671       354,708
Lakeview Estates, Ltd.                                99           50       249,451       33,365       33,366       455,589
Lakewood Apartments II, Ltd.                          95           50       212,000          681          682       341,784



                                                                 10


                                           Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                                City             State        Number    Project's     Developer's

                                                                                 of Apts.    Mortgage       Original
                                                                                   Units      Balance        Equity
------------------------------------------------------------------------------------------------------------------------------------

Larue Properties, Limited                            Hodgenville       KY             24      577,800       23,480
Las Rosas II, Ltd.                                   Tularosa          NM             28      911,221       48,820
Laurelwood Apartments, L.P.                          Collierville      TN             35    1,078,124       73,050
Lead Bayou, Ltd.                                     Cleveland         MS             48    1,318,871       70,600
Lewis Apartments Company I                           Lowville          NY             18      680,621       36,250
Lewistown Apartments L.P.                            Lewistown         MO             12      283,328       15,053
Lillie Mae's Retirement Village
Apts                                                 Chickasha         OK             48    1,096,000      144,500
Lockport Seniors Apts. Partnership  Donaldsonville   LA                               32      850,995       45,400
Longview Terrace, Ltd.                               Decatur           MS             24      687,177       36,700
Magnolia Plaza, Ltd.                                 Magnolia          TX             36      951,965       51,000
Manor Apts. Caddo Mills. Texas, Ltd.Caddo Mills      TX                               24      574,725       18,200
Many Seniors Apts. Partnership                       Many              LA             32      955,438       29,850
Maple Hill Estates, Ltd.                             Lancaster         KY             32    1,029,704       54,880
Maple Leaf Associates (Liberty Ter.)Watsontown       PA                               24      926,163       49,500
Marion September Housing, L.P.                       Marion            KS             20      541,246       29,000
Meadowland Apartments, Ltd.                          Iowa              LA             16      519,498       29,332
Mills-Shapley Partnership, L.P.                      Greenville        MS             14      182,245       21,975
Mitchell II Limited                                  Mitchell          IN             24      738,318       38,370
Mosswood Apartments, Ltd.                            Start             LA             24      748,761       36,700
Mountain View Apartments II, Ltd.                    Morehead          KY             24      731,473       39,632
Munfordville Properties, Limited                     Munfordville      KY             10      338,994       18,000
M-W Limited Partnership                              Westfield         WI              8      236,312       12,740
New Caney Oaks, Ltd.                                 New Caney         TX             57    1,204,186       65,000
North Deer Creek, L.P.                               Hollandale        MS             24      699,167       38,325
Oak Valley Place II, L.P.                            Knox              IN             18      530,465       28,385
Oakdale Seniors Apts. Partnership                    Oakdale           LA             26      762,774       40,950
Oakwood Apartments, L.P.                             Hannibal          MO             24      579,146       18,186
Old Oak Estates, L.P.                                West Monroe       LA             37    1,237,588       39,570
Onion Creek, Ltd.                                    Buda              TX             32      817,632       44,561
Orchard Commons, Ltd.                                Crab Orchard      KY             16      420,613       16,110
P.D.C. Eighteen Limited Partnership Newport          AR                               32    1,046,753       32,570
P.D.C. Twenty Two Ltd. Partnership  Cherry Valley    AR                               20      731,981       22,970


------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                               Tax      Capital   Bayfield's      Approx.                    Accum.
                                                                       Committed     Anticipated     1999       LIHC (from
                                                                        Capital        Federal       LIHC        Inception
                                                    Items    Events   Contribution     Credits      Credits      Bayfield)
------------------------------------------------------------------------------------------------------------------------------------

Larue Properties, Limited                             99           50       185,145       18,533       18,533       288,602
Las Rosas II, Ltd.                                    95           50       221,375         --           --         343,126
Laurelwood Apartments, L.P.                           95           50       259,302        7,912        8,950       347,240
Lead Bayou, Ltd.                                      95           50       236,394          504          504       404,873
Lewis Apartments Company I                            99           50       165,773         --           --         275,041
Lewistown Apartments L.P.                             95           50        67,666        6,674        6,673       118,457
Lillie Mae's Retirement Village
Apts                                                  99           50       299,293       49,758       49,767       485,489
Lockport Seniors Apts. Partnership  Donaldsonville    99           50       217,714         --           --         332,226
Longview Terrace, Ltd.                                95           50       159,185        9,781        9,781       284,378
Magnolia Plaza, Ltd.                                  95           50       231,713         --           --         336,222
Manor Apts. Caddo Mills. Texas, Ltd.Caddo Mills       99           50       128,510         --           --         219,625
Many Seniors Apts. Partnership                        99           50       230,490         --           --         375,147
Maple Hill Estates, Ltd.                              95           50       249,384        1,997        1,997       350,829
Maple Leaf Associates (Liberty Ter.)Watsontown        95           50       225,188         --           --         360,777
Marion September Housing, L.P.                        95           50       131,628        1,237        1,237       205,904
Meadowland Apartments, Ltd.                           99           50       129,131       16,870       16,870       193,062
Mills-Shapley Partnership, L.P.                       99         27.5        82,157        9,819       14,726       196,072
Mitchell II Limited                                   99           50       181,473        9,158        9,162       246,252
Mosswood Apartments, Ltd.                             95           50       166,822         --           --         262,529
Mountain View Apartments II, Ltd.                     99           50       186,493       10,367        7,822       297,291
Munfordville Properties, Limited                      95           50        81,248        2,038        2,038       113,453
M-W Limited Partnership                               95           50        58,068        1,796        1,795        69,982
New Caney Oaks, Ltd.                                  95           50       293,148         --           --         423,036
North Deer Creek, L.P.                                95           50       174,358         --           --         284,423
Oak Valley Place II, L.P.                             99           50       122,084         --           --         182,977
Oakdale Seniors Apts. Partnership                     95           50       184,861         --           --         262,436
Oakwood Apartments, L.P.                              95           50       140,222       13,636       13,636       242,043
Old Oak Estates, L.P.                                 99           50       306,274         --           --         492,942
Onion Creek, Ltd.                                     95           50       199,101         --           --         306,875
Orchard Commons, Ltd.                                 99           50       122,449       22,606       22,606       220,516
P.D.C. Eighteen Limited Partnership Newport           95           50       236,615       41,500       41,468       404,486
P.D.C. Twenty Two Ltd. Partnership  Cherry Valley     95           50       171,475       32,158       30,416       297,200


                                                                 11


                                           Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                                City             State        Number    Project's     Developer's

                                                                                 of Apts.    Mortgage       Original
                                                                                   Units      Balance        Equity
------------------------------------------------------------------------------------------------------------------------------------

Park Place East Associates                           Muncy             PA             24      900,478       30,250
Park Place North Associates                          Muncy             PA             16      601,096       32,300
Parkwood Associates, L.P.                            Stateline         MS             24      668,222       20,920
Pecan Villa Apartments, L.P.                         Richwood          LA             32    1,062,423       57,700
Pecanwood Apartments III, Ltd.                       Whitehouse        TX             32      705,137       37,500
Perry Apartments L.P.                                Perry             MO              8      183,767        9,895
Pocomoke Villas Limited Partnership Pocomoke City    MD                               37    1,479,296       78,947
Pontotoc Ridge, Ltd.                                 Pontotoc          MS             24      683,376       36,500
Regency Apts. of Reno, Texas, Ltd.  Reno             TX                               24      573,920       18,000
Regency Associates, Ltd.                             Sumrall           MS             24      649,978       34,778
Reservoir Hill Limited Partnership VBaltimore        MD                               18      655,938          200
Reynolds & Associates, First St.,
L.P.                                                 Durant            OK             32      839,954       55,600
Reynolds & Assoc., N. Place III,
L.P.                                                 Calera            OK             16      438,801       23,500
Ridge View Apartments, Ltd.                          Crystal River     FL             44    1,375,069       73,324
Ridgecrest Properties Ltd.                           Bridgeport        AL             24      678,517       36,300
River View Apartments, L.P.                          Canton            MO              8       56,823        9,950
Riverbend Apartments, Ltd.                           Delta             LA             16      484,936       26,300
Rolling Meadow II L.P.                               Greensboro        MD             26      987,942       53,000
Russell "September" Housing, L.P.                    Russell           KS             12      323,325       17,400
Sacramento, Ltd.                                     Cloudcraft        NM             20      793,039       45,230
Sleepy Oaks Limited Partnership                      West Branch       MI             12      299,309       25,265
Somerset Western Hills Ltd. Phase IISomerset         KY                               16      502,894       22,220
Southeastern Associates, Ltd.                        Hammond           LA             42    1,348,878       72,400
Southern Apartments Partnership                      Iota              LA             20      589,399       32,759
Spring Meadow Apartments Ltd.                        Russell Springs   KY             24      731,094       55,537
St. Rose Associates, Ltd.                            Frankfort         NY             24      760,223       29,803
Streamside Associates                                St. Rose          LA             24      914,994       40,150
Sullivan Garden Apartments, L.P.                     Sullivan          MO             23      196,764        9,275
Summer Place, Ltd.                                   St. Helen         MI             12      336,305       18,050
Sun Rise North Ltd.                                  Guntersville      AL             48    1,485,044       46,800
Sunrise Apartments L.P.                              Milton            WV             12      378,886       77,000
Taft Gardens, Ltd.                                   Taft              TX             24      624,698       33,500


------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                               Tax      Capital   Bayfield's      Approx.                      Accum.
                                                                       Committed     Anticipated      1999        LIHC (from
                                                                        Capital        Federal        LIHC         Inception
                                                    Items    Events   Contribution     Credits       Credits       Bayfield)
------------------------------------------------------------------------------------------------------------------------------------

Park Place East Associates                            99           50       241,188       38,462       38,460       375,183
Park Place North Associates                           99           50       146,836        5,863        5,862       249,828
Parkwood Associates, L.P.                             99           50       164,700       10,147       10,147       283,594
Pecan Villa Apartments, L.P.                          95           50       262,777         --           --         404,287
Pecanwood Apartments III, Ltd.                        99           50       178,638         --           --         266,191
Perry Apartments L.P.                                 95           50        44,222         --           --          61,957
Pocomoke Villas Limited Partnership Pocomoke City     99           50       362,966        9,777        9,778       604,482
Pontotoc Ridge, Ltd.                                  95           50       164,502         --           --         241,817
Regency Apts. of Reno, Texas, Ltd.  Reno              99           50       138,379          187          187       214,706
Regency Associates, Ltd.                              95           50       158,045         --           --         232,670
Reservoir Hill Limited Partnership VBaltimore         99           50       577,891      112,971      112,971     1,101,862
Reynolds & Associates, First St.,
L.P.                                                  95           50       106,464          820          820       308,664
Reynolds & Assoc., N. Place III,
L.P.                                                  95           50       204,752       10,109       10,108       168,892
Ridge View Apartments, Ltd.                           95           50       312,000         --           --         458,553
Ridgecrest Properties Ltd.                            95           50       164,784         --           --         200,224
River View Apartments, L.P.                           99           50        21,494          360          361        35,514
Riverbend Apartments, Ltd.                            95           50       119,075         --           --         173,454
Rolling Meadow II L.P.                                99           50       244,480         --           --         387,181
Russell "September" Housing, L.P.                     95           50        78,492         --           --         122,763
Sacramento, Ltd.                                      95           50       194,175        1,278        1,278       291,128
Sleepy Oaks Limited Partnership                       95           50        82,239        3,087        3,248       113,242
Somerset Western Hills Ltd. Phase IISomerset          99           50       125,254        6,749        6,749       209,081
Southeastern Associates, Ltd.                         99           50       314,798        3,182        3,182       493,637
Southern Apartments Partnership                       95           50       142,358         --           --         206,627
Spring Meadow Apartments Ltd.                         99           50       183,090         --           --         281,587
St. Rose Associates, Ltd.                             99           50       182,093         --           --         313,243
Streamside Associates                                 99           50       238,335       27,374       22,469       390,384
Sullivan Garden Apartments, L.P.                      99           50        80,933         --           --         133,267
Summer Place, Ltd.                                    95           50        81,457          587          587       117,832
Sun Rise North Ltd.                                   99           50       362,362       47,648       47,648       542,817
Sunrise Apartments L.P.                               99           50        82,532        1,460        1,522       125,092
Taft Gardens, Ltd.                                    95           50       151,792         --           --         212,300


                                                                 12


                                          Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                                City             State        Number    Project's     Developer's

                                                                                 of Apts.    Mortgage       Original
                                                                                   Units      Balance        Equity
------------------------------------------------------------------------------------------------------------------------------------

Taft Terrace, Ltd.                                   Taft              TX             32      832,929       44,700
Timberline Apartments                                Wilburton         OK             24      620,039       33,400
Valley Limited, L.P.                                 Vevay             IN             24      689,606       22,500
Valley Place Associates                              Elysburg          PA             32    1,286,394       67,200
Wayland Apartments, L.P.                             Wayland           MO              8      190,300       10,211
West Meadow Apartments II, Ltd.                      Geneva            AL             32      845,831       47,900
Wexford Associates                                   Littleton         ME             16      808,014       40,000
Willow Haven Apartments, L.P.                        Delhi             LA             44    1,385,725       78,391
Wilson Lake Associates                               Wilton            ME             34    1,614,846       85,900
Wolcott Associates                                   Alport            NY             40    1,424,251       77,936
Woodcrest Apartments, L.P.                           Lafayette         TN             32      959,025       62,000
Housing Partners VI, L.P.                            N/A               N/A           N/A         N/A           N/A
Housing Partners VIII, L.P.                          N/A               N/A           N/A         N/A           N/A
Housing Partners IX, L.P.                            N/A               N/A           N/A         N/A           N/A
Housing Partners XI, L.P.                            N/A               N/A           N/A         N/A           N/A
Housing Partners XII, L.P.                           N/A               N/A           N/A         N/A           N/A
Housing Partners XIII, L.P.                          N/A               N/A           N/A         N/A           N/A
Housing Partners XV, L.P.                            N/A               N/A           N/A         N/A           N/A
Housing Partners XVII, L.P.                          N/A               N/A           N/A         N/A           N/A
Housing Partners IX, L.P.                            N/A               N/A           N/A         N/A           N/A
                                                                           ---------------------------------------------------------
                                                                                   3,548 $107,427,818     $6,101,579


------------------------------------------------------------------------------------------------------------------------------------
Operating Partnership                               Tax      Capital   Bayfield's      Approx.                    Accum.
                                                                       Committed     Anticipated     1999        LIHC (from
                                                                        Capital        Federal       LIHC        Inception
                                                    Items    Events   Contribution     Credits      Credits      Bayfield)
------------------------------------------------------------------------------------------------------------------------------------

Taft Terrace, Ltd.                                    95           50       202,669         --           --         300,130
Timberline Apartments                                 95           50       151,443         --           --         215,113
Valley Limited, L.P.                                  99           50       128,592       25,643       25,643       243,608
Valley Place Associates                               99           50       311,318       58,283       58,283       561,600
Wayland Apartments, L.P.                              95           50        45,771         --           --          70,896
West Meadow Apartments II, Ltd.                       95           50       187,250          668          665       302,093
Wexford Associates                                    99           50       175,185       17,063       17,063       306,599
Willow Haven Apartments, L.P.                         95           50       323,906         --           --         495,071
Wilson Lake Associates                                99           50       400,896        7,790        7,790       678,288
Wolcott Associates                                    99           50       353,080         --           --         563,212
Woodcrest Apartments, L.P.                            95           50       233,994        4,435        7,276       320,011
Housing Partners VI, L.P.                                                    24,922         --           --          34,823
Housing Partners VIII, L.P.                                                  13,873         --           --          16,467
Housing Partners IX, L.P.                             57           57        13,972       22,270       22,270        37,450
Housing Partners XI, L.P.                                                    39,093         --           --          49,207
Housing Partners XII, L.P.                                                   57,942          169          169        66,793
Housing Partners XIII, L.P.                                                  29,603         --           --          32,446
Housing Partners XV, L.P.                                                    57,942          160          160        67,885
Housing Partners XVII, L.P.                           57           57                      28,371       28,371       28,371
Housing Partners IX, L.P.                                                    38,703         --           --          45,544

                                                    --------------------------------------------------------------------------------
                                                                        $26,791,221   $1,251,530   $1,232,411   $42,775,357



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

                                          Bayfield Low Income Housing Limited Partnership
                                            Ownership Interest in Operating Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Operating      City   State    Number    Project's  Developer's  Tax   Capital   Bayfield's      Approx.                   Accum.
Partnership                                                                      Committed     Anticipated     1999      LIHC (from
                               of Apts.  Mortgage    Original                     Capital        Federal       LIHC       Inception
                                Units    Balance      Equity     Items  Events  Contribution     Credits      Credits     Bayfield)
------------------------------------------------------------------------------------------------------------------------------------


APPROX.  ANTICIPATED  FEDERAL  CREDITS - The maximum  amount of Tax Credits  contracted  by the  general  partners of the  Operating
Partnerships to the Partnership for the 10-year period which commenced at varying times for each Operating  Partnership over a three year period from 1987 through 1989.

1999 LIHC CREDITS - The amount of Low Income Housing Credits ("LIHC")  generated by the Operating  Partnerships and allocated to the
Partnership for the tax year ending 12/31/99.

ACCUMULATED  LIHC (FROM  INCEPTION OF BAYFIELD) - The amount of LIHC  generated by the Operating  Partnerships  and allocated to the
Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/99.





               The following is additional information on certain Operating Partnerships which had operational or other financial problems either during or which the effects of which continued during the Fiscal Year ended March 31, 2000:

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

               Further, in the 1996 Fiscal Year, in an attempt to recover upon its claims and the sums taken by Carver from the two Operating Partnerships, other than Citrus Terrace, the Partnership commenced a further action in the Circuit Court of Alachua County, Florida against Mercurio & Bridgford, P.A. and John J. Mercurio (together, "Mercurio"), who provided auditing services to each of Lake City Village, Ltd., Alachua Villas, Ltd. and Citrus Terrace, based upon their failure to report the improper payments made by John D. Carver, Jr. from these two Operating Partnerships.

               After a jury trial in the Circuit Court of Alachua County, Florida, in November, 1998, the jury reach the verdict that these defendants had not caused the Partnership's and Operating Partnerships' financial loss. Following the jury's verdict, these defendants sought a $55,545 recovery for their costs and attorneys' fees against the Partnership. The Partnership and counsel to the Partnership did not believe the Partnership was obligated for defendants' cost and attorneys' fees and defended against such claim, however, the Court concluded that the Partnership would be liable for costs incurred by these defendants in the amount of $18,464.70. Subsequently, the Partnership reached a settlement agreement with these defendants and paid $13,000 to defendants in full settlement of all costs and attorney's fees due to these defendants.

               The Partnership further made loans of $24,655 and $25,310 in excess of its capital commitment to Lake City Village, Ltd. and Alachua Villas, Ltd. respectively, to enable them to pay certain outstanding real estate taxes in arrears. In consideration of the Partnership's making these loans, RD has not foreclosed on its mortgages to such Operating Partnerships and has restructured such mortgages to finance the payment of the balance of the past due real estate taxes unpaid by Carver and to permit such Operating Partnerships to remain in operation not withstanding the damages they suffered. This permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and to avoid any recapture on Tax Credits taken in prior years. Had RD foreclosed on its loans and the Partnership lost its interest in Lake City Village, Ltd. and Alachua Villas, the Partnership would not have been entitled to aggregate Tax Credits of $392,300 through 1999, or approximately $196 per 0.05% of Limited Partnership Interest. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to these Operating Partnerships were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to these Operating Partnerships of $186,709 or approximately $93 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

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

               In consideration of an affiliate of Megan Asset Management becoming the substitute general partner of Citrus Terrace, RD did not foreclose on its mortgage to Citrus Terrace, and it has restructured the mortgage to finance the payment of past due real estate taxes not paid by Carver to permit this Operating Partnership to remain in operation, notwithstanding the damages suffered by it. This permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and to avoid any recapture on Tax Credits taken in prior years. If RD had foreclosed on its loans and had the Partnership lost its interest in this Operating Partnership, the Partnership would not have been entitled to aggregate Tax Credits of $283,136 through 1999, or approximately $142 per 0.05% of Limited Partnership Interest. In addition, assuming that 100% of the Tax Credits previously allocated to the Limited Partners relating to this Operating Partnership were used by them, it is estimated that the Limited Partners would have been subject to a total tax recapture with respect to this Operating Partnership of $115,731, or approximately $58 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

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

               If the IRS takes the subsequent position that adjustments will be proposed at the partnership level, or individual partner level, for the years 1995, 1997 and 1998 (i.e. those years not covered by the IRS's September 29, 1999 letter) or the years prior to 1993 for which Tax Credits were allocated to the Partnership and passed through to its Limited Partners, assuming that 100% of the Tax Credits so allocated to the Limited Partners relating to Flambeau Village were used by the Limited Partners, it is estimated that the Limited Partners would be subject to recapture of Tax Credits with respect to Flambeau Village of an estimated $385,000 or approximately $200 per 0.05% of Limited Partnership Interest, plus interest and penalties, if any.

               As a result of the loss of the 1996 and 1999 Tax Credits not taken by the Partnership in the aggregate amount of $179,142 and the additional costs incurred by the Partnership of $117,815 to have its professionals review the compliance by the Flambeau Village Developer/General Partner with Section 42 of the Internal Revenue Code, meet with the IRS and actively monitor the situation, the Partnership reviewed the likelihood of successfully pursuing a claim against and attempting to recover compensatory damages for such losses from the Developer/General Partner of Flambeau Village and any affiliate deemed responsible under the terms of Flambeau Village Operating Partnership agreement, the Partnership's Plan and common law. However, in the event a claim was filed there was no assurance that any amounts could be recovered by the Partnership.

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

               As the Partnership through its ownership of the limited partnership interests in Flambeau Village already owned a 50% interest in the equity of that Operating Partnership, should that Operating Partnership have a value, after offsetting other assets and other liabilities, of the net appraised value over the Project's mortgage or $96,545, the Developer/General Partner's 50% interest in the equity of the Operating Partnership would only be approximately $48,273. Accordingly, the Partnership did not commence an action to attempt to recover the damages the Partnership has suffered as a result of the breaches of the Operating Partnership Agreement by the Developer/General Partner of Flambeau Village, as the Partnership could not determine the availability of other assets of the Developer/General Partner of Flambeau Village from which a damage award could be satisfied.

               As the  repayment  of  the  fees  of  $117,815  for  professional services paid by the Partnership on behalf of Flambeau Village was subject to its having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which this Operating Partnership did not have, and the Partnership was facing potential litigation against with the Developer/General Partner of Flambeau Village and there could be no assurance that any such amounts would be recovered by the Partnership, the Partnership chose to settle with the Developer/General Partner of Flambeau Village by accepting the payment of $100,000 in satisfaction of the fees of $117,815 for professional services paid by the Partnership on behalf of Flambeau Village and by agreeing to terminate the Partnership's interest in Flambeau Village. By way of terminating its interest in Flambeau Village, the Partnership agreed to sell its interests in this Operating Partnership first in the implementation of its Liquidity Program. Accordingly, by Agreement For Purchase And Sale Of Partnership Interest entered into on February 28, 2002, the Partnership sold thirty-three percent (33%) of its Partnership Interests in Flambeau Village for Ten Thousand Dollars ($10,000) and granted purchaser, Flambeau Village Properties, LL.C., a Wisconsin limited liability company, an option for Five Thousand Dollars ($5,000) to purchase the balance of the Partnership's
Partnership Interests consisting of sixty-seven percent (67%) of the Partnership's limited partnership interests in Flambeau Village for an additional Fifteen Thousand Dollars ($15,000) subject to the exercise of the option and a final closing only after the expiration of Flambeau Village's 15-Year Tax Credit Compliance Period on January 1, 2004.

               Flambeau Village as of December 31, 2000 had an estimated remaining depreciable basis of $1,696,030, thirty-three percent (33%) of which the Partnership would have received in the way of passive losses proportionately over approximately 16.5 years from December 31, 2000 had thirty-three percent (33%) of its interest in Flambeau Village not been sold. Further the Partnership will not receive its interest in the balance of Flambeau Village's depreciable basis remaining after January 1, 2004 if the purchaser exercises the Option to purchase the remaining sixty-seven percent (67%) of the Partnership's interest in Flambeau Village.


SULLIVAN GARDEN APARTMENTS, L.P. AND MILLS-SHAPLEY PARTNERSHIP, L.P.

               The Partnership also chose to sell its interests in two other Operating Partnerships which owned small, troubled Projects.

               The general partners of Operating Partnerships Sullivan Garden Apartments, L.P. ("Sullivan Garden") and Mills-Shapley Partnership, L.P. ("Mills-Shapley"), each sought to sell their Projects to third-parties prior to the expiration of each project's 15-Year Tax Credit Compliance Period as both Projects had substantial deferred maintenance and suffered from extremely high vacancies. While the Partnership could not approve the sale of either Project because of the potential recapture of Tax Credits, understanding the troubled nature of both Projects, the Partnership agreed to approve the transfer of the general partners' interests and to sell the purchasers a portion of the Partnership's limited partnership interests in each Operating Partnership at the present time and to grant the purchasers an option to purchase the balance of the Partnership's limited partnership interest after the expiration of the Project's 15-Year Tax Credit Compliance Period in an attempt to facilitate the purchasers' takeover and revitalization of each Project.

               Accordingly, by Agreement For Purchase And Sale Of Partnership Interest entered into on or about January 1, 2002, the Partnership sold thirty-three percent (33%) of its interest in Sullivan Garden for Five Thousand Dollars ($5,000) and granted purchaser, Leslie D. Ray, an option for One Thousand Dollars ($1,000) to purchase the balance of the Partnership's interest consisting of sixty-seven percent (67%) of the Partnership's limited partnership interest in Sullivan Garden for an additional Ten Thousand Dollars ($10,000) subject to the exercise of the option and a final closing only after the expiration of Sullivan Garden's 15-Year Tax Credit Compliance Period on January 1, 2004. Sullivan Garden as of December 31, 2000 had an estimated remaining depreciable basis of $236,474, thirty-three percent (33%) of which the Partnership would have received in the way of passive losses proportionately over approximately 16.5 years from December 31, 2000 had thirty-three percent (33%) of its interest in Sullivan Gardens not been sold. Further, the Partnership will not receive its interest in the balance of Sullivan Garden's depreciable basis remaining after January 1, 2004 if the purchaser exercises the Option to purchase the remaining sixty-seven percent (67%) of the Partnership's interest in Sullivan Garden.

               Further, by Agreement For Purchase And Sale Of Partnership Interest entered into on or about February 1, 2002, the Partnership sold thirty-three percent (33%) of its interests in Mills-Shapley, which owned the more deeply troubled Project, for Fifty Dollars ($50) and granted purchasers, George R. and George A. Davis, an option for Ten dollars ($10) to purchase the balance of the Partnership's interests consisting of sixty-seven percent (67%) of the Partnership's limited partnership interest in Mills-Shapley for an additional One Hundred Dollars ($100) subject to the exercise of the option and a final closing only after the expiration of Mills-Shapley's 15-Year Tax Credit Compliance Period, also on January 1, 2004. Mills-Shapley as of December 31, 2000 had an estimated remaining depreciable basis of $237,402, thirty-three percent (33%) of which the Partnership would have received in the way of passive losses proportionately over approximately 16.5 years from December 31, 2000 had thirty-three percent (33%) of its interest in Mills-Shapley not been sold. Further, the Partnership will not receive its interest in the balance of Mills-Shapley's depreciable basis remaining after January 1, 2004 if the purchasers exercise the Option to purchase the remaining sixty-seven percent (67%) of the Partnership's interest in Mills-Shapley.


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

BROADWAY TERRACE OF DREW, L.P.

               At the time that an affiliate of Megan Asset Management began to manage Broadway Terrace of Drew it had severely under funded reserves and several years of delinquent real estate taxes. Further the Project had an entire building, containing 8 apartments, uninhabitable and unrentable due to severe vandalism, as a result of which RD commenced formal foreclosure proceedings. The Partnership engaged legal counsel on behalf of Broadway Terrace and was successful in stopping the foreclosure proceedings and getting RD to begin working with Megan Asset Management's affiliate to put a workout plan together toward saving the Project owned by this Operating Partnership. RD does not feel that Broadway Terrace will ever have sufficient income to service its $1,339,330 mortgage, pay its real estate taxes and fund its reserves annually. Accordingly, RD has proposed a 100% transfer of Broadway Terrace to a new entity, through which the Partnership would maintain its ownership interest and to write down Broadway Terrace's mortgage to approximately $700,000. The Partnership has consented to this effort to try and keep this Project viable and has engaged professionals to begin working on the 100% transfer and mortgage write-down. In the year a write-down is effected the Partnership will recognize a gain equal to the amount of the write-down, however, it is anticipated that the Partnership will have sufficient losses with which to off-set this gain so it will have no consequence to the Limited Partners other than reducing the amount of losses they will be allocated in the year of the write-down.

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

PONTOTOC RIDGE, LTD.

               Had the estate of the deceased Operating General Partner simply abandoned its general partnership interest in this Operating Partnership and an affiliate of Megan Asset Management not become the substitute general partner, the Project owned by Pontotoc Ridge would likely have been subject to foreclosure by RD. In consideration of the Partnership's making a loan of $14,985 in excess of its capital commitment to Pontotoc Ridge, to enable it to pay certain real estate taxes in arrears and having an affiliate of Megan Asset Management become the substitute general partner, RD has not foreclosed on its mortgage to Pontotoc Ridge and agreed to restructure its mortgage loan to finance the payment of the balance of the past due real estate taxes to permit this Operating

Partnership to remain in operation. This has permitted the Partnership and its Limited Partners to continue to receive the benefit of the Tax Credits related thereto and avoid recapture of previously taken and used Tax Credits.

               The Partnership has also paid professional fees in the amount of $122,125 on behalf of Broadway Terrace, Longview Terrace and Pontotoc Ridge, relating to the takeover and workout of these Operating Partnerships from the estate of the deceased Operating General Partner and successfully contesting the RD foreclosure proceedings with respect to Broadway Terrace. As the repayment of the fees for professional services paid by the Partnership on behalf of these Operating Partnerships is subject to their having sufficient cash flow from operations to cover ongoing operating expenses and fund the necessary reserves, which these Operating Partnerships do not currently have, and RD's approval, there can be no assurance that any such amounts will be recovered from such Operating Partnerships by the Partnership.



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

APPROXIMATE NUMBER OF SECURITY HOLDERS

               As of December 31, 2001, there were approximately 1,840 holders of Limited Partnership Interests.

DISTRIBUTIONS

               An aggregate of $286, $443 and $9,250 was distributed to Limited Partners for fiscal years ending March 31, 2000, March 31, 1999 and March 31, 1998 respectively, in the form of return of Partnership capital.

ITEM 6.  SELECTED FINANCIAL DATA

               The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2000, 1999, 1998, 1997 and 1996. This information has been derived from and is qualified by reference to the additional detailed information is set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.



OPERATIONS

                                                 For the Year     For the Year     For the Year     For the Year      For the Year
                                                     Ended            Ended            Ended            Ended             Ended
                                                MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1997    MARCH 31, 1996
                                              ---------------   --------------   --------------   --------------    ----------------
Interest income                               $      28,378     $      63,763   $       78,291    $     80,997      $    243,313
Other Income                                          1,334             1,600           10,379          11,471            40,891
                                              ---------------   --------------   --------------   --------------    ----------------
                                                      29,712           65,363           88,670          92,468           284,204


Equity in Losses of Operating Partnerships         (142,167)         (51,639)         (873,489)     (1,551,846)      (2,588,698)
Expenses                                           (418,424)        (402,617)         (471,868)       (447,424)        (361,305)
                                              --------------  ---------------   ---------------   ---------------  ----------------
          Net Loss                            $    (530,879)    $   (388,893)   $   (1,256,687)   $ (1,906,802)    $ (2,665,798)
                                              --------------  ---------------   ---------------   ---------------  ----------------
Net Loss per 0.05% Partnership Interest       $        (265)    $       (194)   $         (628)   $        (953)   $     (1,333)
Cash Distributions Per 0.05% Partnership      $            0    $           0   $             0   $            0   $           0
Interest

                                                     As of            As of           As of             As of             As of
BALANCE SHEET                                   MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 1998   MARCH 31, 1997    MARCH 31, 1996
-------------                                   --------------   --------------   --------------   --------------    --------------
Total Assets                                   $   2,267,963     $   2,732,346    $    3,077,98    $   4,303,853     $    6,166,549
Total Liabilities                              $     160,143     $     153,975    $       147,8    $      173,20     $      169,116
Partners' Capital                              $   2,107,820     $   2,578,371    $    2,930,12    $   4,130,650     $    5,997,432



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

               The total  amount due annually to the  Partnership  from the $750 distributions from the Operating Partnerships is approximately $104,000. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. To the extent that such distributions or portion thereof are not paid in any year, the remainder accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.

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

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2000, an aggregate of $1,118,845, was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectable. These amounts are not written off on the Partnership's financial statements as the amount is reflected as a negative in the Partners' Capital section of the balance sheet and since the defaulted investor units heretofore have not been cancelled. The aggregate amount outstanding and past due was $1,185,709 and $1,223,287 for the years ending March 31, 1999, and March 31, 1998.

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

LIQUIDITY

               The Partnership's principal uses of funds are its operating expenses and, prior to December 31, 1994, were used for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at each of March 31, 2000, March 31, 1999 and March 31, 1998 were $94,535 with respect to the Operating Partnerships which were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan which were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 2000 Fiscal Year, the 1999 Fiscal Year and the 1998 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $66,864, $37,578 and $91,765 respectively, from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) $28,378, $63,763 and $78,291 respectively, of interest income on the Investor Notes and on deposits maintained in escrow accounts pursuant to the Plan.

For the 2000 Fiscal Year, the 1999 Fiscal Year and the 1998 Fiscal Year respectively, the uses of funds by the Partnership were as follows:

(a) $-0-, $-0- and $21,229 respectively, for capital contributions to the Operating Partnerships;

(b) $292,179, $289,647 and $351,133 respectively, for professional fees for the 2000 Fiscal Year which were attributable to professional costs related to analyzing and attempting to identify a structure for the liquidation of the Partnership and/or a purchaser for the Partnership Interests, litigation against a defaulted investor and for continued litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to keeping Rural Development from foreclosing on the projects owned by those Operating Partnerships, for professional fees for the 1999 Fiscal Year which were attributable to professional costs related to the litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to replacing a sole general partner and assuming the management of his three Operating Partnerships and for professional fees for the 1998 Fiscal Year which were attributable to professional costs related primarily to litigation against the CPA who performed the audit of three Operating Partnerships, professional costs for the site inspections of several troubled Operating Partnerships;

(c) $120,078, $106,846 and $124,855 respectively, for operating expenses; and

(d) $286, $443 and $9,250 respectively, for payments as a return of capital made to the Limited Partners in accordance with the Plan.

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

               The net decrease in cash held by the Partnership amounted to $290,682 for the 2000 Fiscal Year, $239,552 for the 1999 Fiscal Year and $324,015 for the 1998 Fiscal Year. As discussed above in "Item 1. - Description of Business", the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership's need to raise more capital to continue to maintain its operations as set forth herein, the Partnership has begun accepting offers it has received from Operating Partnerships to sell the Partnership's limited partnership interests in a number of those Operating Partnerships which own the Projects to maintain the operations of the Partnership. However, there can be no assurance in the future that the Partnership will be able to meet its obligations through this program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.

RESULTS OF OPERATIONS

               Expenses, comprised principally of depreciation expenses passed through to the Partnership from the Operating Partnerships, exceeded income, which is comprised principally of interest income, by $530,876 for the 2000 fiscal Year, $388,891 for the 1999 Fiscal Year and $1,256,682 for the 1998 Fiscal Year.

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

               It is estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated or the minimal amount still to be generated by the Partnership will aggregate approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. Further the production of such Tax Credits will take slightly longer than the ten years estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership. Such estimate is based on the following assumptions: (i) the Partnership will be able to continue to attempt to preserve as much of its present portfolio of Projects as possible, will not purchase additional interests in limited partnerships owning Projects eligible for Tax Credits to replace lost Operating Partnerships and will dispose of the Partnership's interests in Operating Partnerships under its Liquidity Program in such a way so as to attempt to avoid causing recapture of Tax Credits, (ii) the current applicability of the tax laws and regulations and current interpretations of such laws and regulations by the courts, remain unchanged, (iii) the occupancy of each of the Projects with qualifying individuals will continue substantially unchanged throughout the applicable 15-year tax credit compliance period, and (iv) no substantial changes occur in the aggregate interest held by the Partnership in the Operating Partnerships as a group. In the tax year ended December 31, 1999, the Limited Partners were allocated approximately $1,232,441 in Tax Credits, or approximately $616 per 0.05% of Partnership Interest.

             Interest income decreased by approximately 55% for the 2000 Fiscal Year from the 1999 Fiscal Year and 19% for the 1999 Fiscal Year from the 1998 Fiscal Year due primarily to the decrease in the Partnership's cash balances. Interest income decreased by approximately 3% and 67% for the respective 1998 Fiscal Year and 1997 Fiscal Year primarily due to decrease in cash and reduction in the amount of late interest collected on defaulted Investor Notes. Due to the end of the investor pay-in period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes, there will be no material interest income for future periods from the Investor Notes.

               Equity in losses from Operating Partnerships was $142,000 for the 2000 Fiscal Year and $52,000 for the 1999 Fiscal Year or an increase of 273%. Equity in losses from Operating Partnerships was $52,000 for the 1999 Fiscal Year and $873,000 for the 1998 Fiscal Year, or a decrease of 94%. Equity in losses from Operating Partnerships was $873,000 for the 1998 Fiscal Year and $1,552,000 for the 1997 Fiscal Year, or a decrease of 44%. The equity in losses from Operating Partnerships fluctuate from year to year based on the results of operations from the Projects. For the 2000 Fiscal Year the total equity in losses from Operating Partnerships was over $3,5000,000, primarily consisting of depreciation expense, of which only $142,000 is recognized for financial accounting purposes. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1's and each Limited Partner is to calculate basis limitation separately.

              Management fees paid remained the same for the 2000 Fiscal Year, the 1999 Fiscal Year and the 1998 Fiscal Year.

              Professional  fees of  approximately  $292,376  in the 2000 Fiscal
Year included fees attributable to professional costs related to analyzing and attempting to identify a structure for the liquidation of the Partnership and/or a purchaser for the Partnership Interests, litigation against a defaulted investor and for continued litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to keeping Rural Development from foreclosing on the projects owned by those Operating
Partnerships. Professional fees of approximately $281,000 in the 1999 Fiscal Year included fees incurred for litigation against the CPA who performed the audit of three of the Operating Partnerships and costs related to replacing a sole general partner and assuming the management of his three Operating
Partnerships. Professional fees of approximately $347,000 in the 1998 Fiscal Year included fees incurred for litigation against a CPA who performed the audit of three Operating Partnerships, professional costs related to the site inspections of several troubled properties, and costs in connection with SEC filings.

               No interest expense was incurred in the 2000, 1999 and 1998 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year.

               No amortization of organization costs were incurred in the 2000, 1999 and 1998 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.

               Other income of approximately $1,334 in the 2000 Fiscal Year and $1,600 was recorded in the 1999 Fiscal Year as a result of the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager's Management Agreement. Other income of approximately $10,000 was recorded for the 1998 Fiscal Year and was a result of a collection of a bad debt.

               Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. As the non-payment of this interest is not a default under the Plan and any such unpaid interest becomes payable only as a first priority out of Capital Events, a contingent liability, or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement the Partnership is not paying this interest currently and is not accruing it on its financial statements. The amount of this interest which could be payable under the Plan as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $1,800,000 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see "Item 2. Properties" above) and any unpaid or accrued annual distributions due the Partnership (see "Capital Resources" above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency.

               The Partnership is organized as a limited partnership and is a "pass through" entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 1999, 1998 and 1997 respectively, Limited Partners were allocated $1,232,441, $3,723,899 and $4,934,656 in Tax Credits, or approximately $616,
$1,861 and $2,467 per 0.05% of Partnership Interest, respectively.

               The following is financial data for the Partnership which reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 1999.


BALANCE SHEETS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                                                        ASSETS

                                                 -----------------------------------------------------------------------------------
                                                  DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                                     1999          1999          1999          1998          1998          1998
                                                 -----------------------------------------------------------------------------------
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS      $1,028,561    $1,110,061    $1,190,811     $ 745,859     $ 969,443    $1,183,958
OTHER ASSETS:
CASH                                                  870,962       984,773     1,015,164     1,146,718     1,207,169     1,287,359
LOANS TO OPERATING PARTNERSHIPS                       355,562       357,362       382,537       286,824       307,224       286,840
                                                    ----------   ----------   -----------   ----------    -----------    ----------
                                                    $2,255,085   $2,452,196   $2,588,512    $2,179,401    $2,483,836     $2,758,157
                                                    ==========   ==========   ===========   ===========   ===========    ==========

                                                                            LIABILITIES AND PARTNERS' CAPITAL

                                                  ----------------------------------------------------------------------------------
                                                   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                                      1999         1999           1999          1998           1998          1998
                                                  ----------------------------------------------------------------------------------

LIABILITIES:
ACCOUNTS PAYABLE & ACCRUED EXPENSES                $  38,043    $  59,117    $  66,885       $  20,204     $  11,787     $   4,632
CONTRIBUTIONS PAYABLE TO OPERATING PARTNERSHIPS       94,535       94,535       94,535          94,535        94,535        94,535
                                                   ---------    ---------    ----------      ----------    ----------   ----------
                                                   $ 132,578    $ 153,652    $ 161,420       $ 114,739     $ 106,322    $   99,167
                                                   =========    ==========   ==========      ==========    ==========   ==========

PARTNERS' CAPITAL:
LIMITED PARTNERS                                    3,285,761    3,413,172    3,579,093       3,228,565     3,553,095     3,843,315
GENERAL PARTNER                                            14           15           16              17            18            19
SUBSCRIPTIONS RECEIVABLE                          (1,163,268)  (1,077,336)  (1,152,017)     (1,163,920)   (1,175,599)   (1,184,344)
                                                  -----------  -----------  -----------     -----------   -----------   -----------
                                                   2,122,507    2,298,544    2,427,097       2,064,662     2,377,514      2,658,990
                                                  ----------- ------------  -----------     -----------  ------------   -----------

                                                  $2,255,085   $2,452,196   $2,588,512      $2,179,401    $2,483,836     $2,758,157
                                                  ===========  ===========  ===========     ===========   ===========    ==========





STATEMENT OF OPERATIONS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                              FOR THE
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                    JUNE 30,           JUNE 30,
                                                      1999               1998
                                                  ------------------------------
INTEREST INCOME                                     $   2,733     $     9,772
OTHER
                                                            -               -
                                                  --------------- --------------
                                                            -
                                                        2,733           9,772

EQUITY IN LOSSES OF OPERATING PARTNERSHIPS            (80,000)      (210,000)
EXPENSES:

     MANAGEMENT FEES                                    29,875         29,875
     PROFESSIONAL SERVICES                              62,201         64,410
     DEVELOPER CLASS REPRESENTATIVE                     15,000         15,000
     OTHER EXPENSE                                         628            126
                                                    ------------   -----------
                                                       107,704        109,411
NET LOSS                                            $ (184,971)    $ (309,639)
                                                    =============  ============
NET LOSS ALLOCATED TO GENERAL PARTNER               $       (1)    $       (1)
                                                    ============   ============
NET LOSS ALLOCATED TO LIMITED PARTNERS              $ (184,970)    $ (309,638)
                                                    ============   ============
NET LOSS PER .05% L. P. INTEREST                    $      (92)    $     (155)
                                                    ============   ============

STATEMENT OF OPERATIONS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                             FOR THE                             FOR THE
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------                   ----------------
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                      1999              1998              1999              1998
                                                 -----------------------------------------------------------------------
INTEREST INCOME                                       $    20,389        $   29,430         $  23,122         $  39,202
OTHER                                                         375                 -               375                 -
                                                        ---------         ----------        ---------         ---------

                                                           20,764            29,430            23,497            39,202

EQUITY IN LOSSES OF OPERATING PARTNERSHIPS               (80,000)         (210,000)         (160,000)         (420,000)
EXPENSES:
     MANAGEMENT FEES                                       37,375            29,875            74,750            59,750
     PROFESSIONAL SERVICES                                 67,214            79,452           121,915           143,863
     DEVELOPER CLASS REPRESENTATIVE                             -                 -            15,000            15,000
     OTHER EXPENSE
                                                            2,097               324             2,726               450
                                                       -----------       -----------       -----------       ----------
                                                          106,686            109,651           214,391          219,063
                                                       -----------       -----------       -----------       ----------
NET LOSS                                               $ (165,922)       $  (290,221)       $(350,894)       $(599,861)
                                                       ===========       ============      ===========       ==========
NET LOSS ALLOCATED TO GENERAL PARTNER                  $       (1)       $        (1)      $       (1)       $      (2)
                                                       ===========       ============      ===========       ==========
NET LOSS ALLOCATED TO LIMITED PARTNERS                 $ (165,921)       $  (290,220)      $ (350,893)       $(599,859)
                                                       ===========       ============      ===========       ==========
NET LOSS PER .05% L. P. INTEREST                         $    (83)       $      (145)      $     (175)       $    (300)
                                                       ===========       ============      ===========       ==========





STATEMENT OF OPERATIONS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                             FOR THE                             FOR THE
                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        ------------------                  -----------------
                                                  DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                      1999             1998              1999              1998
                                                 --------------------------------------------------------------------
INTEREST INCOME                                    $     2,356      $     2,009       $    25,478        $   41,211
OTHER                                                      375                -               750                 -
                                                   -----------      -----------      ------------        ------------
                                                         2,731            2,009            26,228            41,211

EQUITY IN LOSSES OF OPERATING PARTNERSHIPS             (80,000)        (210,000)         (240,000)        (630,000)
EXPENSES:
     MANAGEMENT FEES                                     37,375          29,875           112,125            89,625
     PROFESSIONAL SERVICES                                4,619          86,022           126,534           229,886
     DEVELOPER CLASS REPRESENTATIVE                           -               -            15,000            15,000
     OTHER EXPENSE                                        1,614             642             4,340             1,092
                                                   ------------     -----------      ------------        -----------
                                                         43,608         116,539           257,999           335,603
                                                   -------------    -----------      ------------        -----------
NET LOSS                                           $   (120,877)    $ (324,530)      $  (471,771)        $(924,392)
                                                   =============    ===========      ============        ===========
NET LOSS ALLOCATED TO GENERAL PARTNER              $         (0)    $       (1)      $        (2)        $      (4)
                                                   =============    ===========      ============        ===========
NET LOSS ALLOCATED TO LIMITED PARTNERS             $   (120,877)    $  324,529)      $  (471,769)        $(924,388)
                                                   =============    ===========      ============        ===========
NET LOSS PER .05% L. P. INTEREST                   $        (60)    $     (162)      $      (236)        $    (462)
                                                   =============    ===========      ============        ===========




STATEMENT OF CASH FLOWS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                                FOR THE
                                                           THREE MONTHS ENDED
                                                           ------------------
                                                         JUNE 30,      JUNE 30,
                                                           1999          1998
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                              $ (184,972)   $ (309,639)
ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
     CASH USED BY OPERATING ACTIVITIES:
          EQUITY IN LOSSES OF OPERATING  PARTNERSHIPS     102,356       243,601
          DECREASE (INCREASE) IN OTHER ASSETS                   -      (16,636)
          INCREASE (DECREASE) IN ACCOUNTS PAYABLE
             AND ACCRUED EXPENSES                        (33,879)         5,985
                                                      -----------   -----------
TOTAL ADJUSTMENTS                                          68,477       220,980
                                                      -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES                   (116,495)      (88,659)


CASH FLOWS FROM FINANCING ACTIVITIES:
CAPITAL CONTRIBUTION RECEIVED                              33,692        38,943
DISTRIBUTIONS                                                   -         (443)
                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  33,692        38,500
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH                          (82,803)      (50,159)
CASH BALANCE, BEGINNING OF PERIOD                       1,097,967     1,337,519
                                                      -----------   -----------
CASH BALANCE, END OF PERIOD                           $ 1,015,164   $ 1,287,360
                                                      ===========   ===========



STATEMENT OF CASH FLOWS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                                     FOR THE                              FOR THE
                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                ------------------                    ----------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                              1999              1998               1999              1998
                                                       -----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                    $(165,922)         $(290,221)        $(350,894)        $(599,861)
ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
     CASH USED BY OPERATING ACTIVITIES:
        EQUITY IN LOSSES OF OPERATING  PARTNERSHIPS             80,750            214,515           183,106           458,116
        DECREASE (INCREASE) IN OTHER ASSETS                          -           (20,385)                 -          (37,021)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                              17,407              7,155          (16,471)             1,171
                                                           -----------        -----------       -----------       -----------
TOTAL ADJUSTMENTS                                               98,157            201,285           166,635           422,266
                                                           -----------        -----------       -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                         (67,765)           (88,936)         (184,259)         (177,595)


 CASH FLOWS FROM FINANCING ACTIVITIES:
CAPITAL CONTRIBUTION RECEIVED                                   37,374              8,746            71,065            47,688
DISTRIBUTIONS                                                        -                  -                 -             (443)
                                                           -----------        -----------       -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       37,374              8,746            71,065            47,245
                                                           -----------        -----------       -----------       -----------

NET DECREASE IN CASH                                          (30,391)           (80,190)         (113,194)         (130,350)
CASH BALANCE, BEGINNING OF PERIOD                            1,015,164          1,287,359         1,097,967         1,337,519
                                                           -----------        -----------       -----------       -----------
CASH BALANCE, END OF PERIOD                                  $ 984,773        $ 1,207,169         $ 984,773       $ 1,207,169
                                                           ===========        ===========       ===========       ===========











STATEMENT OF CASH FLOWS

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                                     FOR THE                              FOR THE
                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                ------------------                   -----------------
                                                         DECEMBER 31,       DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                             1999               1998              1999              1998
                                                       ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                  $ (120,876)        $ (324,531)       $ (471,770)       $ (924,392)
ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
     CASH USED BY OPERATING ACTIVITIES:
        EQUITY IN LOSSES OF OPERATING  PARTNERSHIPS            81,500            223,584           264,606           681,700
        DECREASE (INCREASE) IN OTHER ASSETS                         -             20,400                 -          (16,621)
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE
             AND ACCRUED EXPENSES                            (19,275)              8,417          (35,746)             9,588
                                                          -----------        -----------       -----------       -----------
TOTAL ADJUSTMENTS                                              62,225            252,401           228,860           674,667
                                                          -----------        -----------       -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                        (58,651)           (72,130)         (242,910)         (249,725)


 CASH FLOWS FROM FINANCING ACTIVITIES:
CAPITAL CONTRIBUTION RECEIVED                                (48,624)             11,679            22,441            59,367
DISTRIBUTIONS                                                 (6,536)                  -           (6,536)             (443)
                                                          -----------        -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    (55,160)             11,679            15,905            58,924
                                                          -----------        -----------       -----------       -----------

NET INCREASE IN CASH                                        (113,811)           (60,451)         (227,005)         (190,801)
CASH BALANCE, BEGINNING OF PERIOD                             984,773          1,207,169         1,097,967         1,337,519
                                                          -----------        -----------       -----------       -----------
CASH BALANCE, END OF PERIOD                                 $ 870,962        $ 1,146,718         $ 870,962       $ 1,146,718
                                                          ===========        ===========       ===========       ===========













               The expenses for each quarter, which consist primarily of the Partnership's equity in losses passed through to the Partnership from the Operating Partnerships, exceeded income, comprised principally of interest income, for each quarter. For interim periods, the Partnership estimates its equity in losses of the Operating Partnerships based on their operations for the prior calendar year. The losses were $120,877 for the quarter ended December 31, 1999, $165,922 for the quarter ended September 30, 1999, and $184,971 for the quarter ended June 30, 1999, respectively, as compared to the losses of $324,530 for the quarter ended December 31, 1998, $290,221 for the quarter ended September 30, 1998, and $309,639 for the quarter ended June 30, 1998.

               The quarter-to-quarter comparison of interest income, which includes interest income on Investor Notes, may not be meaningful, as the Partnership's collection from the Investor Notes and the related interest were made on an semi-annual basis. Generally interest income has been decreasing due to decrease in cash and decrease in the amount of the Investor Notes outstanding.


LOOKING FORWARD STATEMENTS

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

GENERAL PARTNER

               The sole General Partner of the Partnership is Megan Asset Management, Inc., whose mailing address is 1424 West Century Ave., Suite 102, Bismarck, ND 58503. Megan Asset Management, which is also the Independent Manager of the Partnership, is a Delaware corporation whose executive officers are Gary L. Maddock, Chairman and Secretary, and Paul J. Maddock, President and Treasurer. The shareholders of Megan Asset Management are Gary L. Maddock (50%), and Paul J. Maddock (50%).

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

               Gary L. Maddock, 61, Chairman of Megan Asset Management, is a real estate attorney, CPA and has been a licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July, 1989, Gary Maddock was Executive Vice President of First American
for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent law practice, he has represented owner/developers of projects ranging from a proposed $100 million Caribbean hotel, marina and condominium development to a 250-room urban hotel and conference center to a proposed $15 million residential waterfront development on Long Island, New York. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low income families and the elderly. He has been engaged in and continues to be engaged in the practice of law and has performed professional services for the Partnership. See "Item 13. Certain Relationships and Related Transactions".

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

The members of the Investor Committee are as follows:

               Fran Hoaglund, Chair, 59. President of Tax Equity Associates for over10 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.

               David Apple, 47. President of David Apple, Ltd. (certified public accountants) for over 10 years. CPA for more than 15 years. Holder of an Interest.

               James Linna, 62. President of First Midwest Securities, Inc. and President of First Midwest Insurance Services, Inc. for over five years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 20 years. Holder of an Interest.

               Joseph Schwartz, 35. Treasurer of Gregory Schwartz & Co. since 1991. Prior thereto Mr. Schwartz was employed as a certified public accountant with Arthur Andersen & Co. (1989-1991) and Plante & Moran (1988), following his graduation from the University of Notre Dame in 1988.

               William Walczak, 61. CPA for the past 20 years and currently a member of the accounting firm of MacDonald & Walczak, CPAs, LLC. Holder of an Interest.

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

                                               SUMMARY COMPENSATION TABLE
                                                    ANNUAL COMPENSATION
                                   Fiscal Year                     All Other
NAME AND PRINCIPAL POSITION           ENDED           FEE      COMPENSATION (2)
---------------------------           -----          ------    ----------------

Megan Asset Management, Inc. -      3/31/00       $   131,732     $  18,512
Independent Manager (1)             3/31/99       $   119,500     $  15,529

                                    3/31/98       $   134,352     $   9,645
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

               The Independent Manager is also entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, under the Plan ("Continental Construction") and the Independent Manager is to pay to the Partnership an amount equal to 25% of gross fees, if any, earned by it or its Affiliates directly from any of the Operating Partnerships (not including amounts owed to the Independent Manager pursuant to the Management Agreement).

               The total amount originally due to Continental Construction, with 8% interest as provided in the Plan, as of June 30, 2002 is $4,630,000, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager and 50% is due to the Partnership. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $1,125 and $1,600 were due and paid to the Partnership for the 2000 and 1999 Fiscal Years. Subsequent to this reporting period, an aggregate of $2,025 was due and paid to the Partnership by the Independent Manager for fiscal period ending March 31, 2001, from fees earned by it or its Affiliates directly from the Operating Partnerships.

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

COMPENSATION OF THE INVESTORS COMMITTEE

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $9,334, $3,575, and $9,767 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2000, March 31, 1999 and March 31, 1998. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


GARY L. MADDOCK P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president and sole shareholder and through which he practices law and is the only full-time employee. The Partnership paid Gary L. Maddock P.C. approximately $190,564 in legal fees and expenses related to legal services rendered to the Partnership, during the 2000 Fiscal Year.

PAUL J. MADDOCK P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $40,525 in accounting fees during the 2000 Fiscal Year related to tax return services rendered to approximately 60 Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Financial Statement Schedules

               Reports of Independent Accountants
               Balance Sheets as of March 31, 2000, March 31, 1999 and March 31, 1998
               Statements of Operations for the fiscal year ended March 31, 2000, March 31, 1999,
               March 31, 1998 and March 31, 1997
               Statements of Changes in Partners' Capital for the fiscal year ended March 31, 2000,
               March 31, 1999, March 31, 1998 and March 31, 1997
               Statements of Cash Flows for the fiscal year ended March 31, 2000, March 31, 1999,
               March 31, 1998 and March 31, 1997
               Notes to Financial Statements as of March 31, 2000,

(b) Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

               *2a    Joint Plan of Reorganization of 52 Debtors dated May 9,
               1990

               *2a(i) Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

               *2a(ii)Order Amending Confirmation Order, dated October 3, 1990.

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

               *10a   Amended  and  Restated  Management  Agreement  dated  as
               of December 23, 1991.

               *10b   Form  of  Partnership   Interest  Security  Agreement
               with Developer.

               *10c   Form of Unfinanced Note Security Agreement with
               Developers.

               *10d   Form of Loan and Security Agreement.

               *10e   Settlement  Agreement  dated December 4, 1991 between
               First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. andContinental Construction Management Corporation

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

               *28a   Net Worth  Formula and  Allocation to Investors of
               Interests in Master Limited Partnership.

               *28b   Investor Notes.

               *28c   Agreements and  Certificate  of Limited  Partnership of
               the Operating Partnerships.

(c)      Reports on Form 8-K

               None


-------------------------
* Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

* * Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

** Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  July 30, 2002                       BAYFIELD LOW INCOME HOUSING
                                            LIMITED PARTNERSHIP
                                            By: MEGAN ASSET MANAGEMENT, INC.
                                            Independent Manager/General Partner

                                            By: /S/ GARY L. MADDOCK
                                                ---------------------------
                                            Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


Dated: July 30, 2002      By: /S/ GARY L. MADDOCK
                             ----------------------------------
                          Chairman and Director, (Principal Executive Officer)
                          Megan Asset Management, Inc.

Dated: July 30, 2002      By: /S/ PAUL J. MADDOCK
                             ----------------------------------
                          President and Director, (Principal Accounting Officer)
                          Megan Asset Management, Inc.

Dated: July 30, 2002      By: /S/ MICHELE MADDOCK
                             ---------------------------------
                          Director,
                          Megan Asset Management, Inc.

                 BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                 March 31, 2000

Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000




CONTENTS:

Independent Auditors' Report                                              F-1
Financial Statements
     Balance Sheets                                                       F-3
     Statements of Operations                                             F-4
     Statements of Changes in Partners' Capital                           F-5
     Statements of Cash Flows                                             F-6
Notes to Financial Statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT


To The Partners
Bayfield Low Income Housing Limited Partnership


We have audited the accompanying balance sheets of Bayfield Low Income Housing Limited Partnership ("the Master Limited Partnership") as of March 31, 2000 and March 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Master Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of 144 of 147 Operating Partnerships in 2000, 138 of 147 in 1999 and 140 of the 147 Operating Partnerships in 1998 in which Bayfield Low Income Housing Limited Partnership has invested. The financial statements of 50 in 2000, 44 in 1999 and 45 in 1998 of these Operating Partnerships were audited by other auditors whose reports have been furnished to us and our opinion, to the extent it relates to the amounts included for these Operating Partnership investments, is based solely on the reports of the other auditors. These investments comprised 18.8 percent and 21.3 percent of the Master Limited Partnership's total assets at March 31, 2000 and March 31, 1999, respectively, and 16.3, 6.5, and 36.1 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 2000, March 31, 1999 and March 31, 1998.

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

The financial statements of 94 of the Operating Partnerships in 2000, 94 of the Operating Partnerships in 1999 and 95 of the Operating Partnerships in 1998 were not audited. These investments comprised 30.0 percent and 31.0 percent of the Master Limited Partnership's total assets at March 31, 2000 and March 31, 1999, respectively, and 10.5 percent, 6.8 percent and 33.4 percent, respectively, of the total loss of the Master Limited Partnership for the years ended March 31, 2000, March 31, 1999 and March 31, 1998. We were unable to satisfy ourselves about Bayfield Low Income Housing Limited Partnership's investment in these Operating Partnerships by means of other auditing procedures.

In our opinion, based on our audits and the reports of other auditors, except for the effects of such adjustments, if any, as might have been determined to be necessary had the 94 Operating Partnerships in 2000, 94 Operating Partnerships in 1999 and 95 Operating Partnerships in 1998 referred to in the preceding paragraph been audited, the financial statements referred to above present fairly, in all material respects, the financial position of Bayfield Low Income Housing Limited Partnership as of March 31, 2000 and March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 2000, March 31, 1999 and March 31, 1998, in conformity with generally accepted accounting principles.





/s/ Smith & Radigan
Atlanta, Georgia
August 22, 2000

Balance Sheets

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP



                                     ASSETS


                                                               March 31,
                                                        2000            1999
                                                     ---------------------------

INVESTMENTS IN OPERATING LIMITED PARTNERSHIP

OTHER ASSETS
     Cash                                           $  807,285      $ 1,097,967
     Advances to operating partnerships                353,121          341,212
                                                    ----------      -----------


                                                    $ 2,267,963     $ 2,732,346
                                                    ===========     ===========





                        LIABILITIES AND PARTNERS' CAPITAL



                                                              March 31,
                                                       2000               1999
                                                      --------------------------

Accounts payable and accrued expenses                  $ 65,608         $ 59,440
Contributions payable to operating partnerships          94,535           94,535
                                                    -----------      -----------
                                                        160,143          153,975
Partners' capital
Limited partners                                      3,226,650        3,764,062
General partner                                              15               18
Subscriptions receivable                            (1,118,845)      (1,185,709)
                                                    -----------      -----------
                                                      2,107,820        2,578,371

                                                    $ 2,267,963      $ 2,732,346
                                                    ===========      ===========









The Notes to Financial Statements are an integral part of these Statements.



Statements of Operations

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP


                                                         For the Year Ended March 31,
                                             ---------------------------------------------------------
                                                2000                  1999                1998
                                             ---------------------------------------------------------
Interest income                                  $     28,378          $     63,763      $     78,291
Other income                                            1,334                 1,600            10,379
                                                 ------------          -------------     ------------
                                                       29,712                65,363            88,670

Equity in losses of operating
     partnerships                                   (142,167)              (51,639)         (873,489)


Expenses
     Management fees                                  119,500               119,500           119,500
     Professional services                            292,376               280,970           347,013
     Other expenses                                     6,548                 2,147             5,355
                                                 ------------          ------------     -------------
                                                      418,424               402,617           471,868
                                                 -------------         ------------     -------------

Net loss                                         $  (530,879)          $  (388,893)     $ (1,256,687)
                                                 ============          ============     =============
Net loss allocated to General
     Partner                                     $        (3)          $        (2)     $         (5)
                                                 ============          ============     =============
Net loss allocated to limited
Partners                                         $  (530,876)          $  (388,891)     $ (1,256,682)
                                                 ============          ============     =============
Net loss per .05% limited
Partnership interest                             $      (265)          $      (194)     $       (628)
                                                 ============          ============     =============


















The Notes to Financial Statements are an integral part of these Statements.





Statements of Changes in Partners' Capital

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

                                                      Limited             General             Subscriptions
                                                      Partners            Partners              Receivable               Total
                                                     ----------------------------------------------------------------------------

Partners' capital March 31, 1997                      $   5,445,677       $       25         $  (1,315,052)          $  4,130,650

Net loss for the year ended March 31, 1998              (1,256,682)              (5)                    -0-           (1,256,687)
Distributions                                               (9,250)              -0-                    -0-               (9,250)
Collections and adjustments                                (26,349)              -0-                 91,765                65,416
                                                      -------------       -----------        --------------          ------------

Partners' capital March 31, 1998                          4,153,396               20            (1,223,287)             2,930,129

Net loss for the year ended March 31, 1999                (388,891)              (2)                    -0-             (388,893)
Distributions                                                 (443)              -0-                    -0-                 (443)
Collections and adjustments                                     -0-              -0-                 37,578                37,578

Partners' capital March 31, 1999                          3,764,062               18            (1,185,709)             2,578,371

Net loss for the year ended March 31, 2000                (530,876)              (3)                    -0-             (530,879)
Distributions                                                 (286)              -0-                    -0-                 (286)
Collections and adjustments                                 (6,250)              -0-                 66,864               60,614
                                                      -------------       ------------        -------------         ------------

Partners' capital March 31, 2000                      $  3,226,650        $       15          $ (1,118,845)         $  2,107,820
                                                      =============       ============        ===============       ============







The Notes to Financial Statements are an integral part of these Statements.


Statements of Cash Flows

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS



                                                                        For the Year Ended March 31,
                                                          ------------------------------------------------------
                                                                 2000              1999               1998
                                                                 ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $ (530,879)       $(388,893)        $(1,256,687)
     Adjustments to reconcile net loss
         to net cash used by operating
         activities:
              Equity in losses of
                  operating Partnerships                           142,167           51,639             873,489
              Decrease in other assets                              25,284           54,444               2,019
              Increase (decrease) in accounts
                  payable and accrued expenses                       6,168            6,123             (4,122)
                                                              ------------      -----------         -----------
                      Total adjustments                            173,619          112,206             871,386
                                                              ------------      -----------         -----------
                            Net cash used by
                               operating activities              (357,260)        (276,687)           (385,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions paid to
         Operating Partnerships                                        -0-              -0-            (21,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions received                                 66,864           37,578              91,765
     Repurchase of limited partnership
         unit                                                        (286)            (443)             (9,250)
                                                              ------------      -----------         -----------
                  Net cash provided by
                  financing activities                              66,578           37,135              82,515
                                                              ------------      -----------         -----------

NET DECREASE IN CASH                                             (290,682)        (239,552)           (324,015)

CASH BALANCE, BEGINNING OF YEAR                                  1,097,967        1,337,519           1,661,534
                                                              ------------      -----------         -----------

CASH BALANCE, END OF YEAR                                        $ 807,285       $1,097,967         $ 1,337,519
                                                              ============      ===========         ===========










The Notes to Financial Statements are an integral part of these Statements.



Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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


Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



NOTE A - ORGANIZATION - CONTINUED

SOUTHFIELD Estates Limited Partnership          WALNUT Estates Limited Partnership
SPRINGFIELD Estates Limited Partnership         WYNNFIELD Estates Limited Partnership
SUMMERFIELD Estates Limited Partnership         WILSHIRE Estates Limited Partnership
SYCAMORE Realty Investors Limited
Partnership






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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Pursuant to an  agreement  entered  into in  December  1991,  as amended,  First
American  withdrew as the  General  Partner of the Master  Limited  Partnership,
subject to the consent of the Limited Partners of the Master Limited Partnership. In connection therewith, First American received a total of $434,968 for the transfer or release of all rights or economic benefits owed by the Master Limited Partnership to First American or its subsidiaries and in full settlement of any outstanding claims. Megan Management Company ("Megan"), the Independent Manager, agreed to become or have an entity under common control with it become General Partner of the Master Limited Partnership in place of First American subject to the approval of the Limited Partners; pending receipt of such approval, First American immediately relinquished to the Independent Manager any remaining management powers and responsibilities as well as all of its rights to income tax items related to its one percent ownership interest in the Master Limited Partnership from January 1, 1991 to December 22, 1991. These tax items were allocated on a prorata basis to the remaining partners. Megan Asset Management, Inc. ("Megan Asset") assumed the one percent ownership interest of First American as of December 31, 1991, subject to the approval of the

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



NOTE A - ORGANIZATION -- CONTINUED

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

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships after the implementation of the Plan in July, 1990, accrue interest at the rate of eight percent. Failure to pay this interest is not a default under the Plan and any such unpaid interest is contingently payable as a first priority out of Capital Events (Note F). The Master Limited Partnership has

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     CONTRIBUTIONS PAYABLE TO OPERATING PARTNERSHIPS - CONTINUED

not made any payments of this interest and has not recorded such interest on the accompanying financial statements. The maximum amount of interest which may become payable under the Plan as a first priority from Capital Events is estimated at approximately $1,800,000.

NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS

A  summary  of  the  Master  Limited  Partnership's   investments  in  Operating
Partnerships accounted for on the equity method as of March 31, 2000 and March 31, 1999 (Note B) is as follows:

                                                          At March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
    Operating Limited                     Capital      Acquisition      Equity in           Net         Contribution
                                                                       Accumulated
       Partnership                      Contributed       Costs      Income (Losses)    Investment        Payable
-----------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE AUDITED
AFM RRH, Ltd.*                             $ 318,000      $  84,977       $(520,236)       $     -0-        $     -0-
Alachua Villas                               257,290         72,481        (540,706)             -0-           40,689
Baker Heights II Ltd.                        200,252         53,782        (382,637)             -0-              -0-
Bayshore North Apts-IV                       313,568         83,796        (501,173)             -0-              -0-
Blades Limited Partnership                   263,431         70,838        (528,410)             -0-              -0-
Broadway Terrace, Ltd.                       225,642         60,864        (674,250)             -0-           18,772
Cedar Grove Apts.                            282,032         77,001        (515,788)             -0-              -0-
Citrus Terrace, Ltd.                         199,270         43,284        (690,009)             -0-            3,951
Diamond Court II LP                          231,129         63,419        (391,318)             -0-              -0-
Donaldsonville Seniors                       297,323         79,316        (218,866)         157,773              -0-
Elmwood Estates                              295,860         79,205        (576,498)             -0-              -0-
First Street Apts.                           321,157         85,344        (328,320)          78,181              -0-
Flambeau Village                             775,330        204,642        (995,589)             -0-              -0-
Forest Park Apts.                            215,330         55,915        (537,152)             -0-              -0-
Franklin Vista II                            162,388         43,640        (360,986)             -0-              -0-
Gatewood Apts. Ltd.                          295,383         78,064        (517,387)             -0-              -0-
Greenleaf Gardens *                          217,714         57,187        (432,258)             -0-              -0-
Greenwood Assoc.                             291,628         76,779        (579,286)             -0-              -0-
Hickory Square Apts.                          94,754         24,889        (148,190)             -0-              -0-
Hilltop Manor Apts. *                        216,667         56,761        (622,233)             -0-              -0-
Hitchcock Housing                            268,500         71,118        (476,882)             -0-              -0-
Joaquin Apts.                                294,871         78,653        (319,109)          54,415              -0-
Lake City Village                            312,889         74,743        (789,199)             -0-              -0-
Lakecrest Apts.                              312,954         85,773        (394,456)           4,271              -0-
Lakeview Estates                             242,678         65,845        (535,709)             -0-              -0-
Lakewood Apts. II                            181,777         47,748        (385,851)             -0-              -0-
Las Rosas II, Ltd.                           261,635         70,012        (451,733)             -0-              -0-
Laurel Wood-Capital                          202,867         65,524        (338,614)             -0-              -0-
Lead Bayou, Ltd.                             212,000         55,686        (492,648)             -0-              -0-
Lillie Mae's Retirement                      225,252         58,149        (455,795)             -0-              -0-
Magnolia Plaza Apts.                         257,802         68,111        (523,446)             -0-              -0-
Many Seniors Apts.                           258,400         62,094        (251,432)          69,062              -0-
Maple Hill Apts.                             296,560         78,616        (418,239)             -0-              -0-
New Caney Oaks                               223,492         60,543        (438,316)             -0-              -0-
Oakdale-T F Management                       247,884         65,506        (281,970)          31,420              -0-
Old Oak Estates                              184,856         48,556        (492,024)             -0-              -0-
Onion Creek                                  302,524         80,449        (457,932)             -0-              -0-
PDC Eighteen LP                              196,521         52,298        (383,565)             -0-              -0-
Pecan Villa Apts.                            234,202         62,152        (433,059)             -0-              -0-
Pecanwoods Apts. III, Ltd.                   261,277         69,024        (298,925)          31,376              -0-
Pocomoke Villas Ltd.                         173,638         46,923        (428,567)             -0-              -0-

*  Audited by Smith & Radigan, Certified Public Accountants, LLC



Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000

NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS - CONTINUED

                                                          At March 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                            Equity in                       Contribution
     Operating Limited                         Capital      Acquisition    Accumulated          Net
        Partnership                          Contributed       Costs     Income (Losses)     Investment        Payable
---------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE AUDITED -- CONTINUED
Ridge View Apts.                                  359,216        95,341        (695,937)              -0-             -0-
Rolling Meadow II L.P.                            237,370        64,218        (385,163)              -0-             -0-
Southeastern Assoc.                               314,798        82,688        (580,651)              -0-             -0-
Sun Rise Apts. North                              352,063        95,182        (615,781)              -0-             -0-
Taft Gardens                                      148,042        39,871        (293,455)              -0-             -0-
Taft Terrace                                      198,919        53,235        (472,848)              -0-             -0-
Valley Place Assoc.                               306,818        81,774        (602,967)              -0-             -0-
West Meadow II Apts.                              182,234        49,185        (316,266)              -0-             -0-
Willow Haven-Cross                                323,905        85,080        (705,954)              -0-             -0-
Wilson Lake                                       397,146       105,304        (676,590)              -0-             -0-
Wolcott Assoc.                                    349,130        92,691        (529,420)              -0-             -0-
Woodcrest                                         233,244        61,464        (509,457)              -0-             -0-
                                             ------------   -----------     ------------       -----------      ----------
                                               14,029,612     3,725,740     (25,493,252)           426,498          63,412
                                             ------------   -----------     ------------       -----------      ----------


     PARTNERSHIPS WHICH WERE UNAUDITED
Albany Commons, LTD                               172,706        46,737        (204,736)           14,707             -0-
Anderson County Estates                           120,768        32,116        (210,637)              -0-             -0-
Aurora Limited                                     60,308        24,540        (382,180)              -0-             -0-
Belfast Housing Assoc.                            273,653        74,124        (453,917)              -0-             -0-
Berea Summit, Ltd.                                 42,524        11,855        (105,373)              -0-             -0-
Berkshire Apts. #2                                134,933        35,898        (353,659)              -0-             -0-
Blanchard Apts.                                   165,624        43,899        (252,820)              -0-             -0-
Brentwood Apts.                                   157,800        42,237        (284,644)              -0-             -0-
Briar Hill Apts.                                   86,275        23,240        (170,500)              -0-             -0-
Bunkie Apts                                       164,009        43,277        (296,131)              -0-             -0-
Canal Town Assoc.                                  55,141        15,075         (19,239)           50,977             -0-
Canyon Hills Villas                                74,694        20,719        (142,788)              -0-             -0-
Cedar Crest Apts.                                  93,972        25,078         (61,417)           57,633             -0-
Cherrywood (M & W)                                 55,199        15,253        (119,702)              -0-             -0-
Cle Elum                                          149,034        40,501        (290,459)              -0-             -0-
Cleveland Courts, Ltd.                            124,589        33,530        (151,239)            6,880             -0-
Clifford Heights Apts.                            223,321        58,940        (374,950)              -0-             -0-
Cottondale Villa Apts.                            179,706        47,404        (348,013)              -0-             -0-
Cottonwood Seniors Apts.                          163,777        43,216        (317,252)              -0-             -0-
Coushatta Seniors Apts.                           168,909        44,958        (274,643)              -0-             -0-
Cypress View Estates                              164,942        43,712        (277,100)              -0-             -0-
Delta Terrace                                     180,474        47,405        (207,725)           20,154             -0-
East Magnolia Village                             161,503        42,422        (344,907)              -0-             -0-
Edmonson Prop.                                    113,362        31,246        (164,475)              -0-             -0-
Elliott Manor, Ltd.                               191,097        48,550        (307,565)              -0-             -0-
Fieldcrest, Ltd.                                  114,667        30,120        (259,242)              -0-             -0-
Folsom South Venture                               89,912        23,725        (151,630)              -0-             -0-
Gaslight Square                                   179,152        47,058        (345,987)              -0-             -0-
Gibsland Villas Ltd.                              206,022        54,116        (329,828)              -0-             -0-
Gilman Senior Apts.                                35,221           -0-         (45,972)              -0-           7,722
Glenora Apts.                                      95,855        25,375        (233,369)              -0-             -0-
Hagewood Apts.                                    132,717        35,356        (282,747)              -0-             -0-
Hidden Hills Apts.                                116,682        31,766        (200,138)              -0-             -0-
Hillwood Ltd.                                      86,050        22,603        (207,232)              -0-             -0-
Housing Partners IX                                38,703           -0-         (54,036)              -0-             -0-
Housing Partners IX                                13,872           -0-          (9,851)            4,021             -0-
Housing Partners VI                                24,922           -0-         (13,113)           11,809             -0-
Housing Partners VIII                              13,873           -0-          (6,470)            7,403             -0-
Housing Partners XI                                39,093           -0-         (32,689)            6,404             -0-
Housing Partners XII                               57,942           -0-         (43,571)           14,371             -0-
Housing Partners XIII                              29,603           -0-         (49,545)              -0-             -0-
Housing Partners XV                                57,942           -0-         (44,014)           13,928             -0-
Houston Assoc.                                    232,663        61,675        (293,976)              362             -0-
Hurricane                                         189,130        53,058        (383,387)              -0-             -0-



Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000


NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS - CONTINUED

                                                          At March 31, 2000
---------------------------------------------------------------------------------------------------------------------------
      Operating Limited                        Capital      Acquisition     Equity in           Net         Contribution
                                                                           Accumulated
         Partnership                         Contributed       Costs     Income (Losses)     Investment        Payable
---------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE UNAUDITED -
CONTINUED
Indianwood Apts. II                               113,856        29,907        (285,038)              -0-             -0-
Jonesville Apts. for Sr.                          133,404        35,936        (167,107)            2,233             -0-
Kent Summit, Ltd.                                  58,460        15,552        (101,055)              -0-             -0-
Kingswood II, Ltd.                                149,293        39,980        (236,382)              -0-             -0-
LaGrange Apts.-II                                  42,622        12,020         (69,819)              -0-             -0-
Larue Properties, Ltd.                            179,346        48,632        (137,770)           90,208             -0-
Lewis Apts. Co.                                   160,206        43,544        (287,848)              -0-             -0-
Lewistown Apts.                                    67,666        17,774        (130,585)              -0-             -0-
Liberty Terrace Apts.                             220,688        59,150        (358,305)              -0-             -0-
Longview Terrace Ltd.                             159,185        41,813        (318,209)              -0-             -0-
Manor Apts-Caddo Mills                            128,510        33,756        (312,593)              -0-           9,900
Marion Housing                                    126,846        34,575        (238,850)              -0-             -0-
Meadowland Apts.                                  129,131        33,919        (237,739)              -0-             -0-
Mills-Shapley Partnership                         117,525        21,580        (187,308)              -0-           9,766
Mitchell II Ltd.                                  179,973        47,668        (324,647)              -0-             -0-
Mosswood Apt.                                     166,822        43,819        (321,664)              -0-             -0-
Mountain View Apts. II                            181,829        48,986        (273,989)              -0-             -0-
Munfordville                                       82,613        21,341        (174,435)              -0-             -0-
North Deer Creek, Ltd.                            174,358        45,799        (300,729)              -0-             -0-
Oak Valley Place II                               113,459        32,068        (224,715)              -0-             -0-
Oakwood Apartments Ltd.                           137,972        36,832        (198,343)              -0-             -0-
Orchard Commons, Ltd.                             118,620        32,164        (132,745)           18,039             -0-
Park Place East Assoc.                            236,688        63,353        (326,113)              -0-             -0-
Park Place North                                  142,326        38,570        (233,782)              -0-             -0-
Parkwood Assoc.                                   159,799        43,262        (276,301)              -0-             -0-
PDC Twenty Two LP                                 171,475        45,041        (304,977)              -0-             -0-
Perry Apts.                                        44,222        11,616        (110,198)              -0-             -0-
Pontontoc Ridge Apts.                             164,502        43,210        (399,970)              -0-           3,735
Regency Apts. of Reno                             137,659        36,348        (253,257)              -0-             -0-
Regency Plaza                                     152,927        41,514        (242,556)              -0-             -0-
Reservoir Hill L.P.                               574,141       151,795        (460,192)          265,744             -0-
Reynolds & Assoc.                                  91,515        24,629        (155,741)              -0-             -0-
Ridgecrest Apts.                                  312,000        81,953        (609,521)              -0-             -0-
River View Apts.                                   21,494         5,646         (27,858)              -0-             -0-
Riverbend Apts.                                   119,075        31,278        (253,830)              -0-             -0-
Russell September Housing                          74,165        20,618        (161,823)              -0-             -0-
Sacramento, Ltd.                                  179,695        51,004        (264,907)              -0-             -0-
Sleepy Oaks-Seshano                                79,988        21,602         (81,585)           20,005             -0-
Somerset West, Hills II                           122,132        32,901        (191,805)              -0-             -0-
Southern Apts.                                    140,107        37,393        (264,505)              -0-             -0-
Spring Meadow Apts.                               183,090        48,092        (300,157)              -0-             -0-
Streamside Assoc.                                 237,135        62,604        (321,679)              -0-             -0-
St. Rose Assoc.                                   181,343        47,831        (281,999)              -0-             -0-
Sullivan Garden Apts.                              80,183        21,259        (285,472)              -0-             -0-
Summer Place-Deshano                               79,257        21,410         (93,175)            7,492             -0-
Sunrise Apts.                                      81,782        21,679        (288,632)              -0-             -0-
Timberline                                        141,445        39,780        (283,859)              -0-             -0-
Valley Limited                                    123,137        33,777         (88,225)           68,689             -0-
Wayland Apts.                                      45,769        12,022         (95,984)              -0-             -0-
Wexford Assoc. L.P.                               167,786        46,016        (282,731)              -0-             -0-
                                             ------------   -----------    -------------     ------------     -----------
                                               12,419,562     3,233,802     (21,063,577)          681,059          31,123
                                             ------------   -----------    -------------     ------------     -----------
                                             $ 26,449,174   $ 6,959,542    $(46,556,829)     $  1,107,557     $    94,535
                                             ============   ===========    ==-==========     ============     ===========


                                                                F-18

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000

NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS - CONTINUED

                                                          At March 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Operating Limited                              Capital      Acquisition     Equity in           Net         Contribution
                                                                           Accumulated
Partnership                                  Contributed       Costs     Income (Losses)     Investment        Payable
---------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE AUDITED
AFM RRH, Ltd. *                                $  318,000     $  84,977     $  (472,073)          $   -0-         $   -0-
Alachua Villas *                                  259,540        72,481        (499,267)              -0-          40,689
Baker Heights II Ltd.                             201,752        53,782        (344,683)              -0-             -0-
Bayshore North Apts-IV                            314,405        83,796        (469,930)              -0-             -0-
Blades Limited Partnership                        264,181        70,838        (481,628)              -0-             -0-
Broadway Terrace, Ltd. *                          225,642        60,864        (618,601)              -0-          18,772
Cedar Grove Apts.                                 282,032        77,001        (483,727)              -0-             -0-
Citrus Terrace, Ltd.*                             199,270        43,284        (636,790)              -0-           3,951
Diamond Court II LP                               231,879        63,419        (360,032)              -0-             -0-
Donaldsonville Seniors                            298,073        79,316        (211,103)          166,286             -0-
Elmwood Estates                                   295,860        79,205        (509,735)              -0-             -0-
First Street Apts.                                321,907        85,344        (336,785)           70,466             -0-
Flambeau Village                                  776,080       204,642        (920,671)           60,051             -0-
Forest Park Apts.*                                215,330        55,915        (513,565)              -0-             -0-
Franklin Vista II                                 163,888        43,640        (334,207)              -0-             -0-
Gatewood Apts. Ltd.                               295,383        78,064        (448,483)              -0-             -0-
Greenleaf Gardens *                               217,714        57,187        (396,376)              -0-             -0-
Greenwood Assoc.                                  291,628        76,779        (522,720)              -0-             -0-
Hickory Square Apts.                               94,754        24,889        (132,945)              -0-             -0-
Hilltop Manor Apts. *                             216,667        56,761        (565,124)              -0-             -0-
Hitchcock Housing *                               269,250        71,118        (467,687)              -0-             -0-
Joaquin Apts.                                     295,621        78,653        (321,492)           52,782             -0-
Lake City Village *                               312,889        74,743        (738,214)              -0-             -0-
Lakecrest Apts.                                   313,704        85,773        (372,889)           26,588             -0-
Lakeview Estates                                  243,761        65,845        (492,906)              -0-             -0-
Lakewood Apts. II                                 181,777        47,748        (353,187)              -0-             -0-
Las Rosas II, Ltd.                                263,135        70,012        (415,516)              -0-             -0-
Laurel Wood-Capital                               202,867        65,524        (305,456)              -0-             -0-
Lead Bayou, Ltd.                                  212,000        55,686        (412,972)              -0-             -0-
Lillie Mae's Retirement                           225,252        58,149        (417,072)              -0-             -0-
Magnolia Plaza Apts.                              257,802        68,111        (469,574)              -0-             -0-
Many Seniors Apts.                                259,150        62,094        (250,643)           70,601             -0-
Maple Hill Apts.                                  296,560        78,616        (382,586)              -0-             -0-
New Caney Oaks                                    223,492        60,543        (370,095)              -0-             -0-
Oakdale-T F Management                            248,634        65,506        (277,188)           36,952             -0-
Old Oak Estates                                   184,856        48,556        (435,101)              -0-             -0-
Onion Creek                                       304,574        80,449        (423,676)              -0-             -0-
PDC Eighteen LP                                   196,521        52,298        (345,293)              -0-             -0-
Pecan Villa Apts.                                 234,202        62,152        (376,089)              -0-             -0-
Pecanwoods Apts. III, Ltd.                        262,027        69,024        (288,397)           42,654             -0-
Pocomoke Villas Ltd.                              174,388        46,923        (382,281)              -0-             -0-
Ridge View Apts.                                  359,216        95,341        (655,628)              -0-             -0-
Rolling Meadow II L.P.                            238,120        64,218        (353,829)              -0-             -0-
Southeastern Assoc.                               314,798        82,688        (537,223)              -0-             -0-
Sun Rise Apts. North                              352,063        95,182        (568,699)              -0-             -0-
Taft Gardens                                      148,042        39,871        (277,949)              -0-             -0-
Taft Terrace                                      198,919        53,235        (452,130)              -0-             -0-
Valley Place Assoc.                               307,568        81,774        (548,854)              -0-             -0-
West Meadow II Apts.                              182,234        49,185        (285,444)              -0-             -0-
Willow Haven-Cross                                323,905        85,080        (648,330)              -0-             -0-
Wilson Lake                                       397,146       105,304        (617,537)              -0-             -0-
Wolcott Assoc.                                    349,880        92,691        (482,525)              -0-             -0-
Woodcrest                                         233,244        61,464        (481,959)              -0-             -0-
                                             ------------   -----------    ------------       -----------      ----------
                                               14,051,582     3,725,740     (23,466,866)          526,380          63,412
                                             ------------   -----------    -------------      -----------      ----------

*  Audited by Smith & Radigan, Certified Public Accountants, LLC



Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000


NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS - CONTINUED

                                                          At March 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Operating Limited                              Capital      Acquisition     Equity in           Net         Contribution
                                                                           Accumulated
Partnership                                  Contributed       Costs     Income (Losses)     Investment        Payable
---------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE UNAUDITED
Albany Commons, LTD                               173,456        46,737        (200,821)           19,372             -0-
Anderson County Estates                           120,768        32,116        (185,321)              -0-             -0-
Aurora Limited                                     61,058        24,540        (359,615)              -0-             -0-
Belfast Housing Assoc.                            273,653        74,124        (427,460)              -0-             -0-
Berea Summit, Ltd.                                 42,992        11,855         (97,301)              -0-             -0-
Berkshire Apts. #2                                134,933        35,898        (337,240)              -0-             -0-
Blanchard Apts.                                   166,374        43,899        (244,272)              -0-             -0-
Brentwood Apts.                                   157,800        42,237        (255,210)              -0-             -0-
Briar Hill Apts.                                   86,275        23,240        (163,739)              -0-             -0-
Bunkie Apts                                       164,759        43,277        (285,345)              -0-             -0-
Canal Town Assoc.                                  55,891        15,075         (26,617)           44,349             -0-
Canyon Hills Villas                                75,198        20,719        (131,595)              -0-             -0-
Cedar Crest Apts.                                  93,972        25,078         (37,488)           81,562             -0-
Cherrywood (M & W)                                 55,199        15,253        (114,598)              -0-             -0-
Cle Elum                                          149,784        40,501        (274,618)              -0-             -0-
Cleveland Courts, Ltd.                            124,589        33,530        (145,707)           12,412             -0-
Clifford Heights Apts.                            223,321        58,940        (363,022)              -0-             -0-
Cottondale Villa Apts.                            179,706        47,404        (338,918)              -0-             -0-
Cottonwood Seniors Apts.                          164,527        43,216        (295,977)              -0-             -0-
Coushatta Seniors Apts.                           169,659        44,958        (256,112)              -0-             -0-
Cypress View Estates                              164,942        43,712        (262,585)              -0-             -0-
Delta Terrace                                     180,474        47,405        (314,242)              -0-             -0-
East Magnolia Village                             161,503        42,422        (316,814)              -0-             -0-
Edmonson Prop.                                    114,112        31,246        (140,514)            4,844             -0-
Elliott Manor, Ltd.                               191,847        48,550        (294,679)              -0-             -0-
Fieldcrest, Ltd.                                  114,667        30,120        (230,166)              -0-             -0-
Folsom South Venture                               89,912        23,725        (130,743)              -0-             -0-
Gaslight Square                                   179,152        47,058        (326,130)              -0-             -0-
Gibsland Villas Ltd.                              206,022        54,116        (309,221)              -0-             -0-
Gilman Senior Apts.                                35,221           -0-         (39,518)              -0-           7,722
Glenora Apts.                                      95,855        25,375        (225,360)              -0-             -0-
Hagewood Apts.                                    132,717        35,356        (266,686)              -0-             -0-
Hidden Hills Apts.                                116,682        31,766        (181,616)              -0-             -0-
Hillwood Ltd.                                      86,050        22,603        (190,195)              -0-             -0-
Housing Partners IX                                38,703          -0-          (29,637)            9,066             -0-
Housing Partners IX                                13,872          -0-           (9,851)            4,021             -0-
Housing Partners VI                                24,922          -0-          (26,180)              -0-             -0-
Housing Partners VIII                              13,873          -0-           (7,953)            5,920             -0-
Housing Partners XI                                39,093          -0-          (35,135)            3,958             -0-
Housing Partners XII                               57,942          -0-          (61,788)              -0-             -0-
Housing Partners XIII                              29,603          -0-          (23,528)            6,075             -0-
Housing Partners XV                                57,942          -0-          (63,196)              -0-             -0-
Houston Assoc.                                    233,413        61,675        (272,699)           22,389             -0-
Hurricane                                         190,630        53,058        (342,012)              -0-             -0-
Indianwood Apts. II                               113,856        29,907        (275,140)              -0-             -0-
Jonesville Apts. for Sr.                          133,404        35,936        (154,820)           14,520             -0-
Kent Summit, Ltd.                                  58,711        15,552         (99,455)              -0-             -0-
Kingswood II, Ltd.                                149,293        39,980        (214,944)              -0-             -0-
LaGrange Apts.-II                                  42,622        12,020         (60,941)              -0-             -0-
Larue Properties, Ltd.                            179,346        48,632        (127,911)          100,067             -0-
Lewis Apts. Co.                                   161,706        43,544        (264,925)              -0-             -0-
Lewistown Apts.                                    67,666        17,774        (120,360)              -0-             -0-
Liberty Terrace Apts.                             221,438        59,150        (329,384)              -0-             -0-
Longview Terrace Ltd.                             159,185        41,813        (290,125)              -0-             -0-




Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000


NOTE C - INVESTMENT IN OPERATING LIMITED PARTNERSHIPS - CONTINUED

                                                          At March 31, 1999
----------------------------------------------------------------------------------------------------------------------------
Operating Limited                              Capital      Acquisition      Equity in          Net          Contribution
                                                                            Accumulated
Partnership                                  Contributed       Costs      Income (Losses)    Investment        Payable
----------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS WHICH WERE UNAUDITED -
CONTINUED
Manor Apts-Caddo Mills                           128,510         33,756       (290,865)              -0-            9,900
Marion Housing                                   127,596         34,575       (223,478)              -0-              -0-
Meadowland Apts.                                 129,131         33,919       (218,700)              -0-              -0-
Mills-Shapley Partnership                        118,275         21,580       (167,990)              -0-            9,766
Mitchell II Ltd.                                 179,973         47,668       (299,911)              -0-              -0-
Mosswood Apt.                                    166,822         43,819       (319,198)              -0-              -0-
Mountain View Apts. II                           181,829         48,986       (254,835)              -0-              -0-
Munfordville                                      82,613         21,341       (159,799)              -0-              -0-
North Deer Creek, Ltd.                           174,358         45,799       (275,087)              -0-              -0-
Oak Valley Place II                              113,459         32,068       (212,781)              -0-              -0-
Oakwood Apartments Ltd.                          137,972         36,832       (179,792)              -0-              -0-
Orchard Commons, Ltd.                            119,370         32,164       (130,625)           20,909              -0-
Park Place East Assoc.                           237,438         63,353       (302,322)              -0-              -0-
Park Place North                                 143,076         38,570       (218,611)              -0-              -0-
Parkwood Assoc.                                  159,799         43,262       (258,591)              -0-              -0-
PDC Twenty Two LP                                171,475         45,041       (269,426)              -0-              -0-
Perry Apts.                                       44,222         11,616        (97,531)              -0-              -0-
Pontontoc Ridge Apts.                            164,502         43,210       (382,654)              -0-            3,735
Regency Apts. of Reno                            137,659         36,348       (225,651)              -0-              -0-
Regency Plaza                                    152,927         41,514       (229,127)              -0-              -0-
Reservoir Hill L.P.                              574,891        151,795       (439,071)          287,615              -0-
Reynolds & Assoc.                                 92,265         24,629       (160,630)              -0-              -0-
Ridgecrest Apts.                                 312,000         81,953       (583,590)              -0-              -0-
River View Apts.                                  21,494          5,646        (28,525)              -0-              -0-
Riverbend Apts.                                  119,075         31,278       (236,416)              -0-              -0-
Russell September Housing                         74,915         20,618       (136,619)              -0-              -0-
Sacramento, Ltd.                                 180,445         51,004       (243,741)              -0-              -0-
Sleepy Oaks-Seshano                               79,988         21,602        (80,841)           20,749              -0-
Somerset West, Hills II                          122,882         32,901       (176,586)              -0-              -0-
Southern Apts.                                   140,857         37,393       (252,543)              -0-              -0-
Spring Meadow Apts.                              183,090         48,092       (284,167)              -0-              -0-
Streamside Assoc.                                237,135         62,604       (290,729)            9,010              -0-
St. Rose Assoc.                                  181,343         47,831       (262,396)              -0-              -0-
Sullivan Garden Apts.                             80,183         21,259       (247,479)              -0-              -0-
Summer Place-Deshano                              79,257         21,410        (91,356)            9,311              -0-
Sunrise Apts.                                     81,782         21,679       (275,464)              -0-              -0-
Timberline                                       141,445         39,780       (266,937)              -0-              -0-
Valley Limited                                   123,137         33,777        (66,276)           90,638              -0-
Wayland Apts.                                     45,769         12,022        (89,477)              -0-              -0-
Wexford Assoc. L.P.                              167,786         46,016       (252,501)              -0-              -0-
                                            ------------    -----------   -------------      -----------       ----------
                                              12,441,035      3,233,802     (19,761,747)         766,787           31,123
                                            ------------    -----------   --------------     -----------       ----------
                                            $ 26,492,617    $ 6,959,542   $ (43,228,613)     $ 1,293,167       $   94,535
                                            ============    ==========    =============      ===========       ==========

All remaining contributions payable as of March 31, 2000 represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

In addition to the above  capital  contributions,  the Master  Limited  Partnerships  made  advances  to certain  Operating  Limited
Partnerships in the amount of $353,121 and $341,212 at March 31, 2000 and 1999, respectively.  While the uncollectible amount cannot be estimated  as of March 31, 2000,  the advances  may be  collectible,  if at all,  only from a capital  event upon the sale of the projects.



Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



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

Contributions receivable at March 31, 2000 consists of the following:

     Past due installments from defaulting investors         $1,144,010
     Amount representing unearned interest                     (25,165)
                                                               -------

                                                             $1,118,845

The Master Limited Partnership has recourse against the defaulting investors and is pursuing collection of these amounts. While the uncollectible amount cannot be estimated as of March 31, 2000, it is probable that most of the past due amounts will not be collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners' capital accounts as such amounts are determined to be uncollectible.

NOTE E - INDEPENDENT MANAGER

The Plan provides for the employment of an independent manager for the Master Limited Partnership. The Amended and Restated Management Agreement provides for the automatic annual renewal of the management agreement subject to certain events, as defined. Effective July 10, 1990, Megan Management Company, Inc. ("Megan") was engaged to be the Independent Manager. As such, Megan became the Master Limited Partnership's exclusive agent for all operations under the Plan, including those in connection with or relating to (a) collection, investment and disbursement of all funds of the Master Limited Partnership as provided in the Plan and the Escrow Agreement through the Escrow Account maintained at Chemical Bank (formerly Manufacturers Hanover Trust), (b) maintenance of the books and records of the Partnership, (c) preparation of the Master Limited Partnership's tax returns and review of all tax returns relating to the Master Limited Partnership's interests in the Operating Partnerships and (d) furnishing assistance to the Investors with respect to tax information relating to the Investors'? interests in the Master Limited Partnership. As of December 31, 1992, all rights, powers and obligations of the Independent Manager were assigned to Megan Asset Management, Inc. (Note A).

As compensation for its services, the Independent Manager received $119,500 for the years ended March 31, 2000, 1999 and 1998. The Independent Manager is also provided with amounts required to cover the costs of tax return preparation and audited financial statements.

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



NOTE E - INDEPENDENT MANAGER - CONTINUED

Megan Asset is compensated for work relating to defaulting investors. The Independent Manager's compensation for the year ended March 31, 2000 and 1999 was zero and $2,337 for the year ended March 31, 1998, for work relating to defaulting investors.

NOTE F - CONTINGENCIES

Article 15 of the Plan ("Payments from Capital Events") provides for certain further disbursements to the pre-petition creditors of funds resulting from the sale of interests in Operating Partnerships subsequent to December 31, 1994. Such payments, in order of priority, include the following:

     a) Prorata payments to the Operating Partnerships of the full amount due from the Debtor Investor Partnerships and assumed by the Master Limited Partnership, with interest at eight percent. At March 31, 2000, the amount due is approximately $1,900,000.

     b) In settlement of a claim filed by the Independent Manager against First American on behalf of the Partnership October 12, 1990, alleging possible fraudulent or preferential transfers, or other acts or omissions committed by First American as General Partner of the 52 Debtor Investor Partnerships, the Partnership and the Independent Manager each received an assignment of fifty percent of all sums to be paid to First American's wholly-owned subsidiary, Continental Construction Management Corporation ("Continental"), from Capital Events in accordance with Article 15(1)(6) of the Plan. In conjunction with the replacement of First American by the Independent Manager (Note A), the Partnership purchased from Continental its remaining rights to receive payments with respect to Capital Events under the Plan, in consideration of $234,968, paid in the form of the assumption of liabilities of First American in the amount of $97,050 and a cash payment of $50,000 as of the closing date and the remainder in cash installments paid through April 1, 1992. At March 31, 2000, the amount due is approximately $2,000,000.

     c) Prorata payments to investors until each has received an amount equal to twenty percent of its net capital investment plus interest at ten percent calculated from December 31, 1994.

     d) A return of capital to the investors until each has received one hundred percent of its capital invested, over and above the payments in c) above.

     e) Payment of the allowed claims of investors subordinated pursuant to the bankruptcy code.

Notes to Financial Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

March 31, 2000



NOTE F - CONTINGENCIES - CONTINUED

     f) Any remaining amounts in the percentage of ninety percent to the investors and ten percent to the general partner of the Master Limited Partnership.

The accompanying financial statements do not include adjustments for any amounts that might become payable pursuant to the resolution of the above contingencies.

NOTE G - RELATED PARTY ACTIVITY

The Master Limited Partnership paid expenses for legal assistance relating to the proceedings with the Operating Partnerships to Gary L. Maddock, PC, a company wholly-owned by the sole stockholder of the Independent Manager and General Partner, totaling $190,564, $197,609 and $205,784 for the years ended March 31, 2000, 1999 and 1998, respectively.

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

                          Independent Auditors' Report

To the Partners
AFM RRH, Limited

We have audited the accompanying balance sheets of AFM RRH, Limited Hilltop Manor Apartments, USDA-RD Project No. 09-042-0260409707, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFM RRH, Limited Hilltop Manor Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of the Partnership's internal controls and a report dated February 16, 2000 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-13 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
February 16, 2000

[LETTERHEAD OF]
The BCC Group., L.L.C

                          Independent Auditors' Report

To the Partners
Alachua Villas, Ltd.
Alachua, Florida

We have audited the accompanying balance sheet of Alachua Villas, Ltd., (a Florida limited partnership), Rural Development Case No.: 09-001-0592892707, as of December 31, 1999, and the related statement of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence ..supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alachua Villas, Ltd., as of December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2000 on our consideration of Alachua Villas, Ltd.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The BCC Group, L.L.C.
Topeka, Kansas
March 31, 2000

[LETTERHEAD OF]
Albright, Crumbacker, Moul & Itell

                          Independent Auditors' Report

Partners
Baker Heights II Limited Partnership
d/b/a Baker Heights Apartments II
Berkeley Springs, West Virginia

We have audited the accompanying balance sheets of Baker Heights II Limited Partnership, d/b/a Baker Heights Apartments II (the Partnership), RD Project No. 57-002-550657348 as of December 31, 1999 and 1998 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of Baker Heights 11 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated May 23, 2000, on our consideration of the Baker Heights II Limited Partnership's internal control and a report dated May 23, 2000 on its compliance with specific requirements applicable to nonmajor RD program transactions.

/s/ Albright Crumbacker Moul & Itell, LLP
Hagerstown, Maryland
May 23, 2000

[LETTERHEAD OF]
DiMarco, Abiusi &  Pascarella

                          Independent Auditors' Report

To The Partners
Bayshore North Apartments - Phase IV
Fayetteville, New York

We have audited the accompanying balance sheets of Bayshore North Apartments - Phase IV (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayshore North Apartments - Phase IV as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2000, on our consideration of Bayshore North Apartments - Phase IV internal control and a report dated February 17, 2000, on its compliance with laws and regulations applicable to the basic financial statements.

/s/ Dimarco, Abiusi & Pascarella,  P.C.
Syracuse, New York
February 17, 2000

[LETTERHEAD OF]
Grubman & Associates of Maryland, P C.

                          Independent Auditor's Report

To the Partners
Blades Limited Partnership
T/A Hunters Court

We have audited the accompanying balance sheet of Blades Limited Partnership T/A Hunters Court, FmHA Project No.: 07-004-21529005 as of December 3l , 1999 and l998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blades Limited Partnership T/A Hunters Court, Project No.: 07-004-521529005 as of December 3 1, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole

/s/ Grubman & Associates of Maryland, PC
Gaithersburg, Maryland
January 26,  2000

[LETTERHEAD OF]
The BCC Group, L.L.C.

                          Independent Auditors' Report

To the Partners
Broadway Terrace of Drew, L.P.
Drew, Mississippi

We have audited the accompanying balance sheet of Broadway Terrace of Drew, L.P. (a Mississippi limited partnership), Rural Development Case No,:
28-083-640751369, as of December 31, 1999, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway Terrace of Drew, L.P. as of December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern at December 31, 1999. As shown in the financial statements, the Partnership incurred a net loss during the year ended December 31, 1999 and, as of that date, had a working capital deficiency and partners' deficits. As described more fully in Note 4-c to the financial statements, the Partnership has experienced recurring operating losses along with the inability to pay required reserve deposits and property taxes without incurring additional loans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also disclosed in Note 4-c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2000 on our consideration of Broadway Terrace of Drew, L.P.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The BCC Group, L.L.C,
Topeka, Kansas
March 31, 2000

[LETTERHEAD OF]
Fister, Routh & Freeman, PSC

                          Independent Auditors' Report

General Partner
Cedar Grove Apartments, Ltd.
Shepherdsville, Kentucky 40165

We have audited the accompanying balance sheets of Cedar Grove Apartments, Ltd., a segment of Cedar Grove Apartments, Ltd. (a Kentucky limited partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Grove Apartments, Ltd., as of December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Fister, Routh & Freeman
Certified Public Accountants
January 27, 2000

[LETTERHEAD OF]
The BCC Group, L.L.C.

                          Independent Auditors' Report

To the Partners
Citrus Terrace, Ltd.
Sebring, Florida

We have audited the accompanying balance sheet of Citrus Terrace, Ltd., ( a Florida limited partnership), Rural Development Case No. : 09-028-0262405142, as of December 31, 1999, and the related statement of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citrus Terrace, Ltd., as of December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2000 on our consideration of Citrus Terrace, Ltd.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The BCC Group, L.L.C.
Topeka, Kansas
March 31, 2000

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

                          Independent Auditor's Report

To the Partners
Diamond Court II Limited Partnership
T/A Diamond Court II

We have audited the accompanying balance sheet of Diamond Court II Limited Partnership T/A Diamond Court II, FmHA Project No.: 07-001-521528112 as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Court II Limited Partnership T/A Diamond Court II, Project No.: 07-001-521528112 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grubman & Associates of Maryland, PC
Gaitherburg, Maryland
January 20, 2000

[LETTERHEAD OF] Pailet, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners
DONALDSONVILLE SENIORS APARTMENTS

We have audited the accompanying balance sheets of DONALDSONVILLE SENIORS APARTMENTS, RHS PROJECT NO. 22-003-721075739 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DONALDSONVILLE SENIORS APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2000 on our consideration of DONALDSONVILLE SENIORS APARTMENTS's internal control and a report dated February 25, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 25, 2000

[LETTERHEAD OF]
Rachel & Kostelka, LLC

                          Independent Auditor's Report

To the Partners
Elmwood Estates, A Limited Partnership

We have audited the accompanying balance sheets of Elmwood Estates, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Elmwood Estates, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elmwood Estates, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2000, on our consideration of Elmwood Estates, A Limited Partnership's internal control structure and on its compliance with laws and regulations

/s/ Rachel & Kostelka, LLC
Shreveport, Louisiana
March 24, 2000

[LETTERHEAD OF]
Casey J. Russell CPA, Inc.

                          Independent Auditor's Report

To the General Partner
Reynolds and Associates
DBA First Street Apartments II
P. 0. Box I 00
Durant, OK 74701

I have audited the accompanying balance sheet of Reynolds and Associates, DBA First Street Apartments II FMHA Case Number 42-007-405924621 as of December 31, 1999, and the related statement of operations and partner's deficit and cash flows for the year then ended. These financial statements are the responsibility of Reynolds and Associates, DBA First Street Apartments III's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements refer-red to above present fairly, in all respects, the financial position of Reynolds and Associates, DBA First Street Apartments II FMHA Case Number 42-007-405924621, at December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have issued a report dated May 1, 2000 on my consideration of First Street Apartment II's internal control structure and on its compliance with laws and regulations.

/s/ Casey J. Russell, CPA, Inc.
May 1, 2000

[LETTERHEAD OF]
Stienessen Schlegel & Co.

                          Independent Auditor's Report

To the Partners
Flambeau Village, A Wisconsin Limited Partnership

We have audited the accompanying balance sheets of Flambeau Village, A Wisconsin Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flambeau Village, A Wisconsin Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Stienessen, Schlegel & Co. LLC
January 27, 2000
EAU CLAIRE, WI

[LETTERHEAD OF]
The BCC Group, L.L.C.

                          Independent Auditors' Report

To the Partners
Forest Park Apartments, Ltd.
Lake Butler, Florida

We have audited the accompanying balance sheet of Forest Park Apartments, Ltd., a Florida limited partnership), Rural Development Case No. : 09-063-592721007, as of December 31, 1999, and the related statement of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Pa2:tnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Forest Park Apartments, Ltd., as of December 31, 1998, were audited by other auditors whose report dated January 25, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Park Apartments, Ltd., as of December 31, 1999, and the results of its operations, changes in partners, deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated August 11, 2000 on our consideration of Forest Park Apartments, Ltd. Is internal control and on its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 9-11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The BCC Group, LLC
Topeka, Kansas
August 11, 2000, except for comparative 1998 financial information, for which the date is October 23, 2000.

[LETTERHEAD OF]
McGee & Associates, P.C.

                          Independent Auditors' Report

To the Partners
Franklin-Vista II, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Franklin Vista II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Vista II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2000, on our consideration of Franklin Vista II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ McGee & Associates, P.C.
January 28, 2000
Farmington, New Mexico

[LETTERHEAD OF] Smith, Miles & Company, L.C.

                          Independent Auditors' Report

To the Partners
Gatewood Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Gatewood Apartments, Ltd. , USDA, Rural Development Project No:09-0030592782216, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership Is management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gatewood Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, LC
Panama City, Florida
February 25, 2000

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

                          Independent Auditors' Report

To the Partners
Greenleaf Gardens, Ltd.

We have audited the accompanying balance sheets of Greenleaf Gardens, Ltd. Greenleaf Gardens Apartments, USDA-RD Project No. 09-064-0592907502, as of December 31, 1999, and 1998 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Gardens, Ltd. Greenleaf Gardens Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of the Partnership's internal controls and a report dated February 16, 2000 on its compliance with applicable laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-13 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
February 16, 2000

[LETTERHEAD OF]
Little & Banks LLC

                          Independent Auditors' Report

To the Partners
Greenwood Associates Limited Partnership

We have audited the accompanying balance sheets of Greenwood Associates Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis; evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 23, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1999, on our consideration of Greenwood Associates Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Little & Banks, LLC
West Monroe, Louisiana
February 3, 1999

[LETTERHEAD OF] Van Moore & Company, P.A.

                          Independent Auditor's Report

To the Partners
Hickory Square Limited Partnership

We have audited the accompanying balance sheets of Hickory Square Limited Partnership, RHS Project No.: 03001-710650913, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Square Limited Partnership, RHS Project No.: 03-001-710650913, as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated March 16, 2000 on our consideration of Hickory Square Limited Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Van Moore & Company, PA
Little Rock, Arkansas
March 16, 2000

[LETTERHEAD OF]
Smith & Radigan, Certified Public Accountants, LLC

                          Independent Auditors' Report

To the Partners
Hilltop Manor RRH, Ltd. II

We have audited the accompanying balance sheets of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments, USDA-RD Project No. 09-042-0592907501, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hilltop Manor RRH, Ltd. II Hilltop Manor Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of the Partnership's internal controls and a report dated February 16, 2000 on its compliance with applicable laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules and supporting data on pages 10-13 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Smith & Radigan
Atlanta, Georgia
February 16, 2000

[LETTERHEAD OF]
H. D. Morris Co., Inc., P.C.

                          Independent Auditor's Report

To The Partners:
Hitchcock Housing, Ltd.

We have audited the accompanying balance sheet of Hitchcock Housing, Ltd., FMHA Case No.: 49-084-760136950, as of December 31, 1999 and 1998, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hitchcock Housing, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with , we have also issued our reports dated March 15, 2000, on our consideration of Hitchcock Housing, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ H. D. Morris Co., Inc., P.C.
Houston, Texas
March 15, 2000

[LETTERHEAD OF] Pailet, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners JOAQUIN APARTMENTS, LTD.

We have audited the accompanying balance sheets of JOAQUIN APARTMENTS, LTD., RHS PROJECT NO. 51-010-721050147 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Audit Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JOAQUIN APARTMENTS, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of JOAQUIN APARTMENTS, LTD.'s internal control and a report dated February 26, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 26, 2000

[LETTERHEAD OF]
The BCC Group, L.L.C.

                          Independent Auditors' Report

To the Partners
Lake City Village, Ltd.
Lake City, Florida

We have audited the accompanying balance sheet of Lake City Village, Ltd.,( a Florida limited partnership), Rural Development Case No. : 09-012-0592892709, as of December 31, 1999, and the related statement of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lake City Village, Ltd., as of December 31, 1998, were audited by other auditors whose report dated February 18, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake City Village, Ltd., as of December 31, 1999, and the results of its operations, changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern at December 31, 1999. As shown in the financial statements, the Partnership incurred a net loss during the year ended December 31, 1999 and, as of that date, had a working capital deficiency and partners' deficits. As described more fully in Note 4-d to the financial statements, the Partnership has experienced recurring operating losses along with the inability to pay required reserve deposits and property taxes without incurring loans from the partners. These conditions raise substantial doubt about its ability to continue as a going concern.

Management's plans regarding those matters are also disclosed in Note 4-d. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2000 on our consideration of Lake City Village, Ltd.'s internal control and on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying required supplementary information shown on pages 10-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ The BCC Group, L.L.C.
Topeka, Kansas
March 31, 2000

[LETTERHEAD OF]
Abby P. Drane

                          Independent Auditor's Report

To the Partners Lakecrest, Ltd.
Elizabethtown, Kentucky

I have audited the accompanying balance sheet of Lakecrest, Ltd. (a Kentucky limited partnership), RECD Project No. 20-047-611059430, as of December 31, 1999 and the related statements of operations, partner' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Lakecrest, Ltd. as of December 31, 1998 were audited by other auditors whose report dated July 1, 1999, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakccrest, Ltd., as of December 3 1, 1999, and the results of its operation and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 31, 2000 on my consideration of Lakecrest, Ltd.'s internal control structure and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

/s/ Abby P. Drane
March 31, 2000

[LETTERHEAD OF] Gillon and Company, Ltd.

               Report of Independent Certified Public Accountants

To the Partners
Lakeview Estates
(A Limited Partnership)

We have audited the accompanying balance sheets of Lakeview Estates (A Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Estates as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 11, 2000, on our consideration of Lakeview Estate's internal control and on its compliance with laws and regulations.

/s/ Gillon & Company, Ltd.
Natchez, Mississippi
February 11, 2000

[LETTERHEAD OF] Smith, Miles & Company, L.C.

                          Independent Auditors' Report

To the Partners
Lakewood Apartments, Ltd,, Phase II
Panama City, Florida

We have audited the accompanying balance sheets of Lakewood Apartments, Ltd., Phase II, USDA, Rural Development Project No: 09-012-592825075, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership Is management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakewood Apartments, Ltd., Phase II, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, LC
Panama City, Florida
February 25, 2000

[LETTERHEAD OF]
McGee & Associates, P.C.

                          Independent Auditors' Report

To the Partners
Las Rosas II, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Las Rosas II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standard, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Rosas II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standard, we have also issued a report dated January 28, 2000, on our consideration of Las Rosas II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ McGee & Associates, P.C.
January 28, 2000
Farmington, New Mexico

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

                          Independent Auditors' Report

To the Partners
Laurel Wood Apartments, Ltd.
Rural Development Covington, Tennessee

We have audited the accompanying balance sheets of Laurel Wood Apartments, Ltd., (a limited partnership) Case No. 48-079-611057371, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurel Wood Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 14, 2000 on our consideration of Laurel Wood Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Lexington, Kentucky
March 14, 2000

[LETTERHEAD OF] Gillon and Company, Ltd.

               Report of Independent Certified Public Accountants

To the Partners
Lead Bayou Apartments (A Limited Partnership)

We have audited the accompanying balance sheets of Lead Bayou Apartments (A Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for tire years then ended, These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lead Bayou Apartments as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 24, 2000, on our consideration of Lead Bayou Apartments' internal control and on its compliance with laws and regulations.

/s/ Gillon and Company, Ltd.
Natchez, Mississippi
February 24, 2000

[LETTERHEAD OF]
Beall Barclay & Company, PLC

                          Independent Auditors' Report

Lillie Mae's Retirement
Village Apartments, Ltd.
(A Limited Partnership)
Inola, Oklahoma

We have audited the accompanying balance sheets of Lillie Mae's Retirement Village Apartments, Ltd. (A Limited Partnership), FMHA Project No.:
42-026-0731282026, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lillie Mae's Retirement Village Apartments, Ltd. as of December,31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2000 on our consideration of Lillie Mae's Retirement Village Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain laws, regulations, contracts, and grants.

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

/s/ Beall Barclay & Company, PLC
Fort Smith, Arkansas
January 14, 2000

[LETTERHEAD OF]
H. D. Morris Co., Inc., P.C.

                          Independent Auditor's Report

To The Partners:
Magnolia Plaza Apartments, Ltd.

We have audited the accompanying balance sheet of Magnolia Plaza Apartments, Ltd., FMHA Case No.: 50-70-0760129844 as of December 31, 1999 and 1998, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Magnolia Plaza Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented in the Year End Report/Analysis (Form FMHA 1930-8) Parts I through III and schedules of administrative, maintenance, utilities, and taxes and insurance expenses for the years ended December 31, 1999 and 1998, are presented for purposes of complying with the requirements of the Farmers Home Administration and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Governmental Auditing Standards, we have issued reports dated May 31, 2000 on our consideration of Magnolia Plaza Apartments, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ H. D. Morris Co., Inc., P.C.
Houston, TX
May 31, 2000

[LETTERHEAD OF] Pailet, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners
MANY SENIORS APARTMENTS

We have audited the accompanying balance sheets of MANY SENIORS APARTMENTS, RHS PROJECT NO. 22-043-721019060 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANY SENIORS APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of MANY SENIORS APARTMENTS's internal control and a report dated February 26, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 26, 2000

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

                          Independent Auditors' Report

To the Partners
Maple Hill Estates, Ltd.
Rural Development London, Kentucky

We have audited the accompanying balance sheets of Maple Hill Estates, Ltd., (a limited partnership) Case No. 20-040-611063882, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Air audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maple Hill Estates, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2000 on our consideration of Maple Hill Estates, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Lexington, Kentucky
February 9, 2000

[LETTERHEAD OF] Marshall, Shafer & Spalding, P.C.

                          Independent Auditors' Report

March 9, 2000

To the Partners
New Caney Oaks Apartments
(A Segment of New Caney Oaks, Ltd.)

We have audited the accompanying balance sheet of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of New Caney Oaks Apartments (A Segment of New Caney Oaks, Ltd.) as of December 31, 1999 and 1998, and the results of its operation and its cash flows for the years then ended, in conformity with generally-accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated March 9, 2000, on our consideration of New Caney Oaks Apartments' (A Segment of New Caney Oaks, Ltd.) internal control and on its compliance with laws and regulations.

/s/ Marshall, Shafer & Spalding, P.C.
Houston, Texas

[LETTERHEAD OF] Pailet, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners
OAKDALE SENIORS APARTMENTS

We have audited the accompanying balance sheets of OAKDALE SENIORS APARTMENTS, RHS PROJECT NO. 22-002-721092070 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAKDALE SENIORS APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2000 on our consideration of OAKDALE SENIORS APARTMENTS's internal control and a report dated February 28, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 28, 2000

[LETTERHEAD OF]
Rachel & Kostelka, LLC

                          Independent Auditors' Report

To the Partners
Old Oak Estates, A Limited Partnership

We have audited the accompanying balance sheets of Old Oak Estates, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Old Oak Estates, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Oak Estates, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2000, on our consideration of Old Oak Estates, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Rachel & Kostelka, LLC
Shreveport, Louisiana
March 24, 2000

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

                          Independent Auditor's Report

To the Partners
Onion Creek, Ltd.

We have audited the accompanying financial statements of Onion Creek, Ltd. as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Development's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onion Creek, Ltd. as of December 31, 1999 and 1998, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 1, 2000 on our consideration of Onion Creek, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, PC
February 1, 2000

[LETTERHEAD OF]
Little, Shaneyfelt, Marshall & Co.

                          Independent Auditor's Report

To the Partners
P.D.C. Eighteen Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Eighteen Limited Partnership, RD Project No. 03-34-7106S2405 (the Partnership), as of December 31, 1999 and 1998, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Eighteen Limited Partnership as of December 31, 1999 and 1998, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Little, Shaneyfelt, Marshall & Company
February 28, 2000

[LETTERHEAD OF]
Rachel & Kostelka, LLC

                          Independent Auditors' Report

To the Partners
Pecan Villa Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Pecan Villa Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Pecan Villa Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pecan Villa Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2000, on our consideration of Pecan Villa, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Rachel & Kostelka, LLC
Shreveport, Louisiana
March 24, 2000

[LETTERHEAD OF]
Pailet,, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners
PECANWOOD APARTMENTS III, LTD.

We have audited the accompanying balance sheets of PECANWOOD APARTMENTS III, LTD., RHS PROJECT NO. 51-012-721050149 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PECANWOOD APARTMENTS III, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles,

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2000 on our consideration of PECANWOOD APARTMENTS III, LTD.'s internal control and a report dated February 29, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 29, 2000

[LETTERHEAD OF]
Grubman & Associates of' Maryland, P C

                          Independent Auditor's Report

To the Partners
Pocomoke Villas Limited Partnership
T/A Pocomoke Villas

We have audited the accompanying balance sheet of Pocomoke Villas Limited Partnership T/A Pocomoke Villas, FMHA Project No.: 24-024-521572645 as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocomoke Villas Limited Partnership T/A Pocomoke Villas , Project No.: 24-024-521572645 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole

/s/ Grubman & Associates of Maryland, PC
Gaithersburg, Maryland
January 26, 2000

[LETTERHEAD OF] Smith, Miles & Company, L.C.

                          Independent Auditors' Report

To the Partners
Ridgeview Apartments, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of Ridgeview Apartments, Ltd., USDA, Rural development Project No: 09-009592695879, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, L.C.
Panama City, Florida
February 22, 2000

[LETTERHEAD OF]
Grubman & Associates of Maryland, P.C.

                          Independent Auditor's Report

To the Partners
Rolling Meadow II Limited Partnership
T/A Rolling Meadow fl

We have audited the accompanying balance sheet of Rolling Meadow II Limited Partnership T/A Rolling Meadow II, FMHA Project No.: 24-006-521537063 as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Meadow II Limited Partnership T/A Rolling Meadow II, Project No,: 24-006-521537063 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole

/s/ Grubman & Associates of Maryland, PC
Gaithersburg, Maryland
January 21, 2000

[LETTERHEAD OF] Pailet, Meunier and LeBlanc, L.L.P.

                          Independent Auditor's Report

To the Partners
SOUTHEASTERN ASSOCIATES, LIMITED

We have audited the accompanying balance sheets of SOUTHEASTERN ASSOCIATES, LIMITED, RHS PROJECT NO.: 22-053-721100096 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOUTHEASTERN ASSOCIATES, LIMITED as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 23, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Standards, we have also issued a report dated February 3, 2000 on our consideration of SOUTHEASTERN ASSOCIATES, LIMITED's internal control and a report dated February 3, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier & LeBlanc, LLP
Metairie, Louisiana
February 3, 2000

[LETTERHEAD OF]
Donald W. Causey & Associates, P.C.

                          Independent Auditors' Report

To the Partners
Sun Rise North, Ltd.
Guntersville, Alabama

We have audited the accompanying balance sheets of Sun Rise North, Ltd. a limited partnership, RIIS Project No.: 01-048-630963314 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Rise North, Ltd., RHS Project No.: 01-048-630963314 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FMHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 23, 2000 on our consideration of Sun Rise North, Ltd., internal control over financial reporting and on Our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Gadsden, Alabama
February 29, 2000

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

                          Independent Auditor's Report

To the Partners
Taft Gardens, Ltd.

We have audited the accompanying financial statements of Taft Gardens, Ltd. as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Development's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion,

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Gardens, Ltd. as of December 31, 1999 and 1998, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 2, 2000 on our consideration of Taft Gardens, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, P.C.
February 2, 2000

[LETTERHEAD OF]
Brenda P. McElwee, P.C.

                          Independent Auditor's Report

To the Partners
Taft Terrace, Ltd.

We have audited the accompanying financial statements of Taft Terrace, Ltd. as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Development's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taft Terrace, Ltd. as of December 31, 1999 and 1998, and the results of its operation for the years then ended and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 3, 2000 on our consideration of Taft Terrace, Ltd.'s internal control and on its compliance with laws and regulations.

/s/ Brenda P. McElwee, PC
February 3, 2000

[LETTERHEAD OF]
Parente Randolph, PC

                          Independent Auditors' Report

To the Partners of
Valley Place Associates
Turbotville, Pennsylvania:

We have audited the accompanying balance sheets of Valley Place Associates (a limited partnership) (the "Partnership") as of December 31, 1999 and 1998, and the related statements of loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the management of Valley Place Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley Place Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 3, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Parente Randolph, PC
Williamsport, Pennsylvania
February 3, 2000

[LETTERHEAD OF] Smith, Miles & Company, L.C.

                          Independent Auditors' Report

To the Partners
West Meadow Apartments II, Ltd.
Panama City, Florida

We have audited the accompanying balance sheets of West Meadow Apartments II, Ltd., USDA, Rural Development Project No: 01-031592806818 as of December 31, 1999 and 1998, and the related statements of operations, partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership Is management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Meadow Apartments II, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Smith, Miles & Company, LC
Panama City, Florida
February 17, 2000

[LETTERHEAD OF]
Berry, Dunn, McNeil & Parker, LLC

                          Independent Auditors' Report

The Partners
Wilson Lake Associates

We have audited the balance sheets of Wilson Lake Associates (A Limited Partnership), RD Case No. 23004-010390750, as of December 31, 1999 and 1998, and the related statements of operations and partners' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Lake Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2000, on our consideration of Wilson Lake Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, and contracts.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 10 through 12 is presented solely for the use of the U.S. Department of Agriculture, Rural Development (USDA-RD) and is not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Berry, Dunn, McNeil & Parker, LLC
Portland, Maine
January 26, 2000

[LETTERHEAD OF]
Rachel & Kostelka, LLC

                          Independent Auditors' Report

To the Partners
Willow Haven Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Willow Haven Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of Willow Haven Apartments, A Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willow Haven Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated March 24, 2000, on our consideration of Willow Haven Apartments, A Limited Partnership's internal control structure and on its compliance with laws and regulations.

/s/ Rachel & Kostelka, LLC
Shreveport, Louisiana
March 24, 2000

[LETTERHEAD OF]
Bain, Brown & DeLaura

                          Independent Auditor's Report

To the Partners
Wolcott Associates

We have audited the accompanying balance sheets of Wolcott Associates, as of November 30, 1999 and 1998 and the related statements of operations, partners' capital and of cash flows for the years then ended. These financial statements are the responsibility of the general partners of Wolcott Associates. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards. issued by the Comptroller General of the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolcott Associates as of November 30, 1999 and 1998, and the results of operations and changes of partners' capital and of cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2000 on our consideration of Wolcott Associates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Bain, Brown & DeLaura
January 17, 2000

[LETTERHEAD OF]
Miller, Mayer, Sullivan & Stevens LLP

                          Independent Auditors' Report

To the Partners
Woodcrest Apartments, Ltd.
Rural Development
Cookeville, Tennessee

We have audited the accompanying balance sheets of Woodcrest Apartments, Ltd., (a limited partnership) Case No. 48-056-611047118, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000 on our consideration of Woodcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Miller, Mayer, Sullivan, & Stevens, LLP
Lexington, Kentucky
January 19, 2000