Form 10-K
period 2001-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2005-11-17
CIK 874662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-19258
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3022123 (I.R.S. Employer Identification Number)
c/o Paul J. Maddock, Megan Asset Management, Inc.
1424 West Century Avenue, Suite 102, Bismarck, ND 58503
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (701) 223-2923
Securities registered pursuant to Section 12(b) of the Act: NONE.
Securities registered pursuant to Section 12(g) of the Act: LIMITED PARTNERSHIP INTERESTS
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE
     This filing is a consolidated filing for the fiscal year ended March 31, 2001. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2001, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 2001.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2001
INDEX

PART I
Item 1. Business
Organization
     Bayfield Low Income Housing Limited Partnership (the “Partnership”) is a Delaware limited partnership organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 Debtors (investor limited partnerships — the “Debtor Investor Partnerships”), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as confirmed July 13, 1990 and amended from time to time thereafter (the “Plan”). Each of the Debtor Investor Partnerships was a newly formed Delaware limited partnership which was originally formed to and did acquire equity interests in limited partnerships (the “Operating Partnerships”), each of which has developed and now owns and operates a multi-family apartment complex for low to moderate income tenants (each, a “Project” — See “Ownership Interest in Operating Partnerships” chart below).
     The Partnership was created under the Plan as a master limited partnership into which all of the assets and liabilities of the Debtor Investor Partnerships were “rolled-up” as of July 1, 1990. Pursuant to the Plan, the Partnership has succeeded to the interests of the Debtor Investor Partnerships in the Operating Partnerships, and the Debtor Investor Partnerships were liquidated in 1990.
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
Southfield Estates Limited Partnership
Springfield Estates Limited Partnership
Summerfield Estates Limited Partnership
Sycamore Realty Investors Limited Partnership
Walnut Estates Limited Partnership
Wynnfield Estates Limited Partnership
Wilshire Estates Limited Partnership
     First American Holdings, Inc., a Delaware corporation (“First American”), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by the representatives of the three principal creditor classes in the bankruptcy proceedings (respectively, the “Developer Committee”, the “Secured Lender Group”, and the “Investors Committee”) selected Megan Management Company, Inc. (“Megan Management”) as the independent manager and entered into a management agreement with Megan Management as of July 10, 1990 (as amended by that Amended and Restated Management Agreement as of December 23, 1991 the “Management Agreement”).
     Effective December 23, 1991, First American withdrew as general partner, subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the “Settlement Agreement”) with the Partnership and Megan Management. Among other things, the Settlement Agreement provided for certain amendments to the partnership agreement of the Partnership and, at the request of the Investors Committee, for the replacement of First American as General Partner of the Partnership by Megan Management or an affiliated company which were effected by the Second Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership entered into as of the 23rd day of December, 1991 (the “ Partnership Agreement”). The Settlement Agreement was approved by the bankruptcy court, and the Plan modified in accordance therewith, by an order entered June 22, 1992. Consent of the Limited Partners of the Partnership was obtained in October 1992.

     As of December 31, 1992, Megan Management’s rights and obligations as General Partner and Independent Manager of the Partnership were assigned to, and assumed by, Megan Asset Management, Inc. (“Megan Asset Management” or the “Independent Manager”), a corporation which was under common ownership and control with Megan Management.
     The General Partner has full, exclusive and complete discretion in the management and control of the Partnership, except as limited by the Partnership Agreement, by the Plan or by the Management Agreement. Megan Asset Management, in its capacity as Independent Manager under the Plan, is responsible for the day-to-day management of the Partnership’s operations.
     Each of the Debtor Investor Partnerships’ offerings of Limited Partnership Interests (as hereinafter defined) had been closed prior to the organization of the Partnership. Accordingly, no additional interests in the Partnership are being made available and only limited transfers of Limited Partnership Interests in the Partnership are being effected in accordance with the Partnership Agreement.
Description of Business
     The Partnership’s principal business was to maintain its investments in the form of limited partnership interests in the Operating Partnerships (the “Partnership Interests” and, through such investments, in the Projects) and to carry out the provisions of the Plan. Generation of low income housing tax credits (the “Tax Credits”), under Section 42 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), which was enacted by the United States Congress to promote the development of low income rental housing, by the Partnership and the receipt thereof by the Limited Partners was one of the primary business objectives of the Partnership.
     A majority of the Projects received financing under Section 515 of the Housing Act of 1949, as amended (“Section 515”), which authorized Rural Housing Service, the successor agency to the Farmers Home Administration of the Department of Agriculture (collectively referred to as “RD”) to provide direct below-market-rate mortgage loans for rural rental housing.
     For Projects funded under Section 515 after December 21, 1979, which include substantially all of those in which the Partnership owns an interest, applicable law and regulations require the owner to utilize the housing for eligible low income tenants at restricted lower rents for a period of 20 years following closing of the RD mortgage.
     The direct below-market-rate mortgage loans for rural rental housing provided by RD under Section 515, in amounts up to 97% of an apartment complex’s cost as determined pursuant to RD regulations and for terms up to 50 years, were extended to qualified sponsors/owners organized exclusively for the purpose of providing housing. In addition, RD provided each owner with mortgage interest subsidies, which effectively lowered the interest rate of the loan to 1% after the completion of the apartment complex, the benefits of which the owner must pass through to eligible tenants in the form of lower rents. RD regulations limit cash distributions to owners of apartment complexes which it finances to a maximum annual return of 8% per annum, on a non-cumulative basis, on the owner’s equity contribution of 3% to 5% of the cost of the apartment complex.

     RD approval is required if an owner wishes to sell a Project. In addition, applicable law and regulations also preclude prepayment of mortgage loans, except in certain very limited circumstances and unless the owner agrees to utilize the project for eligible tenants for a specified period.
     Each of the Projects indirectly owned by the Partnership qualified for Tax Credits. In order to generate Tax Credits and avoid recapture thereafter, there were significant additional continuing occupancy requirements with which each Project must comply for a 15-year Tax Credit compliance period under the Tax Code (“15-year Tax Credit Compliance Period”). Each Project must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents which are permitted to be charged are strictly limited by government regulations. To the extent a Project does not comply with the Tax Credit occupancy requirements, all of the Tax Credits previously generated by the non-complying dwelling units in the applicable Project, and used by the Limited Partners, would have to be recaptured (“Tax Credit Recapture”). If this occurs the Limited Partners would have to pay a tax equal to one-third of the Tax Credits so generated by such Project and used by the Limited Partners to reduce their tax liability, together with possible penalties and interest.
     Since the inception of the Partnership, eight of its Operating Partnerships became insolvent or bankrupt and RD has commenced foreclosure proceedings against five other Operating Partnerships (See “Item 2. Properties” below). A portion of the Tax Credits generated and to be generated by these Operating Partnerships were, therefore, lost. This loss of Tax Credits had a direct effect on the Limited Partners since one-third of the amount of Tax Credits allocated to the Limited Partners from these Operating Partnerships were recaptured and those to be generated and allocated to them were reduced correspondingly.
     For the tax year ended December 31, 2001, the Partnership passed through an aggregate of approximately $102,890 of Tax Credits to the Limited Partners, in addition to net losses of $811,624 resulting from the excess of expenses from operations and losses passed up from the Operating Partnerships over proceeds amounts owed to the Partnership for by the Limited Partners for their capital contributions pursuant to their notes given in payment of the purchase price at the time they purchased their interests in the Debtor Investor Partnership (the “Investor Notes”), interest income and distributions from the Operating Partnerships (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below).
     For the tax year ended December 31, 2000 approximately $191,858 of Tax Credits and net losses of $530,879, which resulted from the excess of expenses from operations and losses passed up from the Operating Partnerships over proceeds from payments of capital contributions by Limited Partners pursuant to their Investor Notes, interest income and distributions from the Operating Partnerships were generated by the Projects or passed through by the Partnership to the Limited Partners on their 2000 K-1’s. (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below).
     For the tax year ended December 31, 1999 $1,232,441 of Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners.

     As of December 31, 1999, with substantially all of the Tax Credits having been realized from the Operating Partnerships and passed through to the Limited Partners and many of the Operating Partnerships nearing the end of their 15-year Tax Credit Compliance Period, the Partnership had reached the end of its economic useful life. Accordingly, the General Partner began exploring various exit strategies, including the sale of the Limited Partner Interests in the Partnership, the sale of the Partnership’s Interests in the Operating Partnerships that own the Projects and the sale/or refinancing by the Operating Partnerships of their Projects. However, as explained above, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received and market conditions severely restricted the Partnership’s flexibility in considering various exit strategies and the value to be received from the exit strategies considered and implemented.
     In view of these governmental restrictions and requirements, as well as the resulting legal complexities and costs involved in exploring and attempting to structure various exit strategies, the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, were not and are not expected to be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, that a complete exit strategy had been identified and implemented. Accordingly, to continue to maintain its operations as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity”, below, while it continued to review exit strategies the Partnership began accepting offers it had received to sell the Partnership’s Interests in a number of Operating Partnerships that own the Projects (See also “Item 2. Properties” below).
Business Objectives
     Although there was no assurance that the Partnership’s purpose or objectives would be achieved, the sole purposes of the Partnership as set forth in the Partnership Agreement were (i) to acquire the Debtor Investor Partnerships’ equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, (ii) to assume liabilities of the Debtor Investor Partnerships in accordance with the Plan, (iii) to fulfill such other undertakings of the Partnership as are set forth in the Plan, and (iv) to conduct such other activities as may be necessary or appropriate to carry out the foregoing.
     Purpose (i) — the acquisition of the Debtor Investor Partnerships’ equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 (See Item 1. Business — Organization, above);
     Purpose (ii) — the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership ( See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, below);
     Purpose (iii) — in attempting to fulfill such other undertakings of the Partnership as are set forth in the Plan the Partnership has, among other things:

a)	used its capital resources, to maintain, to the extent possible, the Partnership’s Interests in the Operating Partnerships in order to provide Tax Credits to the Limited Partners and achieve the end of each Project’s 15-Year Tax Credit Compliance Period so as to avoid, to the extent possible, Tax Credit Recapture.
For the fiscal years ended March 31, 2001 (the “2001 Fiscal Year”), March 31, 2000 (the “2000 Fiscal Year”), and March 31, 1999 (the “1999 Fiscal Year”) the Partnership had cash and cash reserves totaling $414,568, $807,285 and $1,097,967, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners and also to attempt to avoid Tax Credit Recapture, and for professional fees attributed to costs relating to the Exclusivity Agreement, negotiations, drafting agreements and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, other sales pursuant to the Partnership’s Liquidity Program and work to identify and put together an exit strategy for the liquidation of the Partnership (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”) .
b)	provided to the extent available cash distributions to the Limited Partners.

Beyond those previously made, the Partnership does not expect to make material distributions, even upon liquidation of the Partnership, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects, the payment of the Partnership’s obligations and the costs of the sale of the Partnership’s Interests in the Operating Partnerships, its principal assets, which have little value (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Liquidity” and “Overview”).
     Purpose (iv) — conduct such other activities as may be necessary or appropriate to carry out the foregoing, the Partnership has focused on the following long-term objectives:
a)	capital appreciation through increases in the value of the Partnership’s investments in the Operating Partnerships; and

b)	providing cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects.

Objective a) — The Partnership’s investments are in Operating Partnerships which own the Projects and provide housing to low income tenants pursuant to government sponsored programs. Therefore, in addition to market-related risks, which any real estate investment is subject to, capital appreciation of the Partnership’s investment in the Operating Partnerships is subject to the restrictions set by government policy. As further explained below, the Projects owned by the Operating Partnerships and the Partnership’s investment in the Operating Partnerships therefore have not significantly increased, if at all, in value.
The vast majority of the Projects owned by the Operating Partnerships are located in small, rural communities. As such, the market rents in many of these rural communities are not significantly higher that the RD restricted rents eligible tenants are currently charged. Therefore, the valuation of many of the Operating Partnerships’ Projects, even if based upon market rents, results in little or no appreciation from their valuation at the time the Partnership acquired its interest in the Operating Partnership.
In the event that the projected cash flow from any of the Projects in a market rate environment is significantly greater than that in a restricted rent environment, the Operating Partnership can seek RD approval to prepay a specific Project’s 50-year mortgage and then sell the Project or convert it to market rate property, or upon RD’s refusal to allow prepayment, seek an equity loan from RD to use to repay a portion of the equity the Partnership contributed to the Operating Partnership. However, the instances where market rents might be significantly higher are rare and there are numerous government restrictions in connection with such a course of action. In addition, most of the Operating Partnerships’ Project’s mortgages have an absolute restriction which will not allow prepayment until approximately 2009.
Accordingly, based on current market conditions and government regulations, it does not appear that the value of the Projects owned by the Operating Partnerships and the Partnership’s investment in the Operating Partnerships have or will increase significantly, if at all. The value of the Projects are adversely affected by the restricted use limitations which limit the amount of income a tenant may have and the amount of rent a Project can charge a tenant. Under current RD regulations, these restrictions will continue to be in place until the Projects are in their 20th year of existence or approximately the year 2009. These regulations make capital appreciation in the Partnership’s Projects much more difficult than is the case with market rate properties.
Objective b) — With respect to the Partnership’s long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization that substantially all of the Tax Credits had been received from the Operating Partnerships by the Limited Partners as of December 31, 1999, the General Partner began exploring various exit strategies, including the sale of the Limited Partnership Interests in the Partnership, the sale of the Partnership’s Interests in the Operating Partnerships which own the Projects and the sale and/or refinancing by the Operating Partnerships of their Projects. However, the various restrictions in connection with the RD mortgage loans, as well as the continuing occupancy requirements with respect to the Tax Credits received and market conditions, have severely restricted the Partnership’s flexibility in considering various exit strategies and the value to be received from the exit strategies considered (See “Item 1. Business — Description of Business” above).
Employees
     The Partnership has no employees. The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs two people on a full-time basis.
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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.
			Number	Project’s	Developer’s			Committed	2000	LIHC (from
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)

AFM RRH LIMITED	Ocala	FL	36	$1,082,634	$80,868	99	50	$265,305	$1,587	$457,021
Alachua Villas, Ltd.	Alachua	FL	35	1,047,801	51,575	99	50	224,387	—	387,530
Albany Commons, Ltd.	Albany	KY	24	664,968	23,400	99	50	177,929	807	316,212
Anderson Country Estates, L.P.	Palmyra	MO	24	581,246	18,340	99	50	122,268	—	250,449
Aurora Limited	Aurora	IN	22	1,034,441	51,400	99	50	180,468	1,540	212,860
Baker Heights II, L.P.	Martinsburg	WV	32	975,548	53,000	95	50	241,438	—	380,468
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,326,722	41,840	99	50	319,017	—	532,285
Belfast Housing Associates	Belfast	ME	24	1,119,818	60,500	99	50	282,195	—	470,699
Berea Summitt, Ltd.	Shelbyville	KY	15	408,850	5,856	99	50	45,134	—	79,126
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	670,503	36,150	95	50	163,186	—	186,588
Blades Limited Partnership	Blades	DE	33	1,228,900	66,000	99	50	301,958	—	505,176
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	703,220	37,250	95	50	167,124	—	228,002
Brentwood Apartments, Ltd.	Flatwoods	KY	21	666,642	36,500	99	50	160,800	—	258,191
Briar Hill Apartments, Ltd.	Barbourville	KY	16	362,165	29,654	95	50	88,475	724	133,771
Broadway Terrace of Drew, L.P.	Drew	MS	48	1,339,330	73,650	95	50	301,536	6,075	547,568
Bunkie Seniors Apts.	Bunkie	LA	24	678,046	36,520	95	50	164,759	—	235,643
Canal Town Associates	Canastota	NY	6	241,336	12,991	95	50	57,391	—	83,833
Canyon Villas L.P.	Fort Benton	MT	10	332,998	10,500	99	50	78,878	—	111,662
Cedar Crest Apartments, L.P.	Bourbon	MO	16	385,733	12,200	99	50	95,472	9,390	179,505
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,095,716	60,763	95	50	275,938	818	382,332
Citrus Terrace, Ltd.	Sebring	FL	42	1,438,823	71,885	99	50	324,907	—	593,868
Cle Elum Apartment Associates	Cle Elum	WA	20	616,685	34,000	95	50	154,188	—	216,836
Cleveland Courts, LTD.	Cleveland	MS	18	520,049	27,750	99	50	127,650	9,623	251,591
Clifford Heights Apartments, Ltd.	Stamping Grnd	KY	12	378,666	20,564	99	50	93,425	—	154,699
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	669,438	35,700	99	50	166,138	—	271,465
Cottonwood Seniors Apts.	Cottonport	LA	24	686,349	21,432	99	50	164,527	—	270,132
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	715,482	22,500	99	50	171,159	—	280,477
Cypress View Estates, Ltd.	Shaw	MS	24	699,619	37,500	95	50	166,414	—	286,240
Delta Terrace Estates, L.P.	Sterlington	LA	24	738,949	39,700	95	50	180,474	—	279,065
Diamond Court II L.P.	Harrington	DE	32	1,217,115	38,300	99	50	297,192	—	498,582
East Magnolia Village, L.P.	Port Gibson	MS	24	648,938	35,000	99	50	161,503	—	245,039
Edmonson Properties, Limited	Brownsville	KY	16	466,879	15,470	99	50	118,956	956	205,657

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.
			Number	Project’s	Developer’s			Committed	2000	LIHC (from
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)

Elliott Manor, Ltd.	Sandy Hook	KY	24	759,265	23,960	99	50	184,831	13,809	341,728
Elmwood Estates, L.P.	Monroe	LA	32	1,033,455	32,550	99	50	94,754	—	132,485
Fieldcrest, Ltd.	Lexington	KY	16	434,759	23,275	99	50	114,667	—	195,891
Flambeau Village, L.P.	Ladysmith	WI	54	1,583,247	723,000	99	50	779,080	—	1,259,360
Folsom South Venture	Folsom	LA	12	374,792	20,073	99	50	90,324	—	153,748
Forest Park Apartments Ltd.	Lake Butler	FL	32	958,436	43,150	99	50	212,871	—	351,056
Franklin Vista II, Ltd.	Anthony	NM	28	878,841	47,250	95	50	216,093	—	337,201
Gaslight Square Apartments, Ltd.	Versailles	IN	24	703,213	39,474	95	50	179,152	1,809	254,069
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,106,445	59,533	95	50	270,750	—	436,975
Gibsland Villas L.P.	Gibsland	LA	24	740,651	42,930	95	50	206,022	—	326,117
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	159,067	5,000	99	50	35,221	6,565	54,162
Glenmora Apartments Partnership	Glenmora	LA	13	419,621	21,590	99	50	96,605	—	166,161
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,260,743	67,650	99	50	304,975	—	499,575
Greenwood Associates L.P.	Greenwood	AL	40	1,273,381	66,700	95	50	292,301	—	484,156
Hagewood Apartments Ltd.	Natchitoches	LA	16	552,009	29,775	95	50	134,601	1,748	201,279
Hickory Square L.P.	Little Rock	AR	40	1,346,514	29,900	95	50	284,550	—	430,038
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	492,839	26,796	99	50	120,935	1,154	194,618
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,329,220	58,600	99	50	326,541	—	605,974
Hillwood, Ltd.	Anderson	AL	12	314,649	16,900	99	50	86,050	—	146,550
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,025,429	55,200	95	50	250,676	—	373,163
Houston Associates	Lycoming Ctry	PA	24	945,801	29,850	99	50	234,799	—	411,487
Hurricane, Ltd.	Hurricane	UT	24	823,655	70,250	95	50	201,993	—	297,917
Indianwood Apartments II, Ltd.	Lafayette	AL	24	616,407	32,800	99	50	113,856	—	176,116
Joaquin Apartments, Ltd.	Joaquin	TX	32	743,457	40,000	99	50	181,777	—	283,930
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	553,870	29,518	99	50	136,811	—	216,123
Kent Summit, Ltd.	Shelbyville	KY	8	242,782	3,330	99	50	57,207	211	100,325
Kingswood II, Ltd.	Mount Olive	MS	24	637,265	34,907	95	50	152,206	—	247,769
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	191,107	6,000	99	50	45,711	—	85,295
Lake City Village, Ltd.	Lake City	FL	36	1,115,240	63,040	99	50	269,685	—	443,075
Lakecrest, Ltd.	Elizabethtown	KY	36	982,890	58,620	95	50	266,539	—	354,708
Lakeview Estates, Ltd.	Lakeview	AR	33	1,022,024	54,700	99	50	249,451	—	455,589
Lakewood Apartments II, Ltd.	Lake City	FL	32	860,679	46,350	95	50	212,000	—	341,784

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.
			Number	Project’s	Developer’s			Committed	2000	LIHC (from
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)

Larue Properties, Limited	Hodgenville	KY	24	559,987	23,480	99	50	185,145	—	288,602
Las Rosas II, Ltd.	Tularosa	NM	28	908,489	48,820	95	50	221,375	—	343,126
Laurelwood Apartments, L.P.	Collierville	TN	35	1,077,724	73,050	95	50	259,302	8,950	356,190
Lead Bayou, Ltd.	Cleveland	MS	48	1,315,087	70,600	95	50	236,394	504	405,377
Lewis Apartments Company I	Lowville	NY	18	678,657	36,250	99	50	165,773	—	275,041
Lewistown Apartments L.P.	Lewistown	MO	12	282,642	15,053	95	50	67,666	—	118,457
Lillie Mae’s Retirement Village Apts., L.P.	Chickasha	OK	48	1,092,957	144,500	99	50	299,293	3,536	489,025
Lockport Seniors Apts.	Donaldsonville	LA	32	848,469	45,400	99	50	217,714	—	332,226
Longview Terrace, Ltd.	Decatur	MS	24	685,330	36,700	95	50	159,185	—	284,378
Magnolia Plaza, Ltd.	Magnolia	TX	36	949,003	51,000	95	50	231,713	—	336,222
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	572,842	18,200	99	50	128,510	—	219,625
Many Seniors Apts.	Many	LA	32	953,055	29,850	99	50	230,490	—	375,147
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,027,426	54,880	95	50	249,384	1,997	352,826
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	923,364	49,500	95	50	225,188	—	360,777
Marion September Housing, L.P.	Marion	KS	20	539,366	29,000	95	50	131,628	1,237	207,141
Meadowland Apartments, Ltd.	Iowa	LA	16	517,971	29,332	99	50	129,131	—	193,062
Mills-Shapley Partnership, L.P.	Greenville	MS	14	169,750	21,975	99	27.5	82,157	9,817	205,889
Mitchell II Limited	Mitchell	IN	24	736,939	38,370	99	50	181,473	—	246,252
Mosswood Apartments, Ltd.	Start	LA	24	745,868	36,700	95	50	166,822	—	262,529
Mountain View Apartments II, Ltd.	Morehead	KY	24	728,587	39,632	99	50	186,493	1,973	299,264
Munfordville Properties, Limited	Munfordville	KY	10	338,169	18,000	95	50	81,248	2,972	116,425
M-W Limited Partnership	Westfield	WI	8	235,393	12,740	95	50	58,068	1,795	71,777
New Caney Oaks, Ltd.	New Caney	TX	57	1,199,481	65,000	95	50	293,148	—	423,036
North Deer Creek, L.P.	Hollandale	MS	24	696,937	38,325	95	50	174,358	—	284,423
Oak Valley Place II, L.P.	Knox	IN	18	529,022	28,385	99	50	122,084	—	182,977
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	760,328	40,950	95	50	184,861	—	262,436
Oakwood Apartments, L.P.	Hannibal	MO	24	577,744	18,186	95	50	140,222	—	242,043
Old Oak Estates, L.P.	West Monroe	LA	37	1,233,760	39,570	99	50	306,274	—	492,942
Onion Creek, Ltd.	Buda	TX	32	815,161	44,561	95	50	199,101	—	306,875
Orchard Commons, Ltd.	Crab Orchard	KY	16	410,743	16,110	99	50	122,449	2,462	222,978
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,044,531	32,570	95	50	236,615	9,398	413,884
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	840,764	22,970	95	50	171,475	5,256	302,456

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.
			Number	Project’s	Developer’s			Committed	2000	LIHC (from
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)

Park Place East Associates	Muncy	PA	24	898,385	30,250	99	50	241,188	—	375,183
Park Place North Associates	Muncy	PA	16	599,237	32,300	99	50	146,836	—	249,828
Parkwood Associates, L.P.	Stateline	MS	24	666,578	20,920	99	50	164,700	—	283,594
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,059,008	57,700	95	50	262,777	—	404,287
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	703,245	37,500	99	50	178,638	—	266,191
Perry Apartments L.P.	Perry	MO	8	183,162	9,895	95	50	44,222	—	61,957
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,475,150	78,947	99	50	362,966	255	604,737
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	719,338	36,500	95	50	164,502	—	241,817
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	572,462	18,000	99	50	138,379	—	214,706
Regency Associates, Ltd.	Sumrall	MS	24	647,952	34,778	95	50	158,045	—	232,670
Reservoir Hill Limited Partnership V	Baltimore	MD	18	605,462	200	99	50	577,891	9,665	1,111,527
Reynolds & Associates, First St.,	Durant	OK	32	837,395	55,600	95	50	106,464	820	309,484
Reynolds & Associates, N. Place III,	Calera	OK	16	437,554	23,500	95	50	204,752	1,167	170,059
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,371,077	73,324	95	50	312,000	—	458,553
Ridgecrest Properties Ltd.	Bridgeport	AL	24	676,648	36,300	95	50	164,784	—	200,224
River View Apartments, L.P.	Canton	MO	8	53,430	9,950	99	50	21,494	—	35,514
Riverbend Apartments, Ltd.	Delta	LA	16	482,739	26,300	95	50	119,075	—	173,454
Rolling Meadow II L.P.	Greensboro	MD	26	985,452	53,000	99	50	244,480	—	387,181
Russell “September” Housing, L.P.	Russell	KS	12	322,286	17,400	95	50	78,492	—	122,763
Sacramento, Ltd.	Cloudcraft	NM	20	790,364	45,230	95	50	194,175	—	291,128
Sleepy Oaks Limited Partnership	West Branch	MI	12	294,358	25,265	95	50	82,239	811	114,053
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	501,647	22,220	99	50	125,254	—	209,081
Southeastern Associates, Ltd.	Hammond	LA	42	1,344,519	72,400	99	50	314,798	—	493,637
Southern Apartments Partnership	Iota	LA	20	587,523	32,759	95	50	142,358	—	206,627
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	727,337	55,537	99	50	183,090	—	281,587
St. Rose Associates, Ltd.	Frankfort	NY	24	755,495	29,803	99	50	182,093	—	313,243
Streamside Associates	St. Rose	LA	24	908,906	40,150	99	50	238,335	—	390,384
Sullivan Garden Apartments	Sullivan	MO	23	181,183	9,275	99	50	80,933	—	133,267
Summer Place, Ltd.	St. Helen	MI	12	335,102	18,050	95	50	81,457	587	118,419
Sun Rise North Ltd.	Guntersville	AL	48	1,480,646	46,800	99	50	362,362	—	542,817
Sunrise Apartments L.P.	Milton	WV	12	377,627	77,000	99	50	82,532	—	125,092
Taft Gardens, Ltd.	Taft	TX	24	622,527	33,500	95	50	151,792	—	212,300

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.
			Number	Project’s	Developer’s			Committed	2000	LIHC (from
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)

Taft Terrace, Ltd.	Taft	TX	32	830,037	44,700	95	50	202,669	—	300,130
Timberline Apartments	Wilburton	OK	24	617,616	33,400	95	50	151,443	—	215,113
Valley Limited, L.P.	Vevay	IN	24	686,014	22,500	99	50	128,592	—	243,608
Valley Place Associates	Elysburg	PA	32	1,282,670	67,200	99	50	311,318	4,431	566,031
Wayland Apartments, L.P.	Wayland	MO	8	189,725	10,211	95	50	45,771	—	70,896
West Meadow Apartments II, Ltd.	Geneva	AL	32	843,333	47,900	95	50	187,250	—	302,093
Wexford Associates	Littleton	ME	16	805,673	40,000	99	50	175,185	2,536	309,135
Willow Haven Apartments, L.P.	Delhi	LA	44	1,380,615	78,391	95	50	323,906	—	495,071
Wilson Lake Associates	Wilton	ME	34	1,606,243	85,900	99	50	400,896	—	678,288
Wolcott Associates	Alport	NY	40	1,416,358	77,936	99	50	353,080	—	563,212
Woodcrest Apartments, L.P.	Lafayette	TN	32	956,996	62,000	95	50	233,994	7,276	327,287
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	20,564	225,304
Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57		37,033	211,279
			3,548	$107,039,982	$6,101,579			$26,529,143	$191,858	$42,967,215
Glossary
Developers Original Equity — The amount of original capital contributed or to have been contributed by the developer/general partner of the Operating Partnership.
Original Tax Items — The Partnership’s original allocation percentage of tax items from the Operating Partnerships, including income, gain, loss, deduction and tax credits.
Original Capital Events — The Partnership’s original allocation percentage of proceeds to be realized by the Operating Partnership upon the sale, refinancing, transfer or other disposal of all or a substantial portion of the assets of the Operating Partnership.
Bayfield’s Committed Capital Contribution — The amount of original capital contribution paid or to be paid by the Partnership for its limited partnership ownership interest in the Operating Partnership.
% of Interests Sold — The percentage of the Partnership’s Interest in the Operating Partnerships sold pursuant to the Liquidity Program or further sales toward implementing an exit strategy as of the date of this report.
Accumulated LIHC (from Inception of Bayfield) — The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/00.

The following is additional information on certain Operating Partnerships:
PROJECTS LOST THROUGH OR SUBJECT TO FORECLOSURE
Anderson Country Estates, L.P., Cedar Crest Apartments, L.P., Gilman Senior Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P., Oakwood Apartments, Ltd., Perry Apartments, L.P. and Wayland Apartments, L.P.
In December, 2004 the Partnership learned that the following Operating Partnerships were being foreclosed upon by RD due to substantial deferred maintenance and extremely high vacancies:
•	Anderson Country Estates, L.P. a Missouri limited partnership, owner of a twenty-four (24) unit apartment project located in Palmyra, Missouri;

•	Cedar Crest Apartments, L.P., a Missouri limited partnership, owner of a sixteen (16) unit apartment project located in Bourbon, Missouri;

•	Gilman Senior Apartments, L.P., a Missouri limited partnership, owner of a six (6) unit apartment project located in Gilman City, Missouri;

•	Lagrange Apartments-Phase II, L.P., a Missouri limited partnership, owner of an eight (8) unit apartment project located in Lagrange, Missouri;

•	Lewistown Apartments, L.P., a Missouri limited partnership, owner of a twelve (12) unit apartment project located in Lewistown, Missouri;

•	Oakwood Apartments, Ltd., a Missouri limited partnership, owner of a twenty-four (24) unit apartment project located in Hannibal, Missouri;

•	Perry Apartments, L.P., a Missouri limited partnership, owner of an eight (8) unit apartment project located in Perry, Missouri; and

•	Wayland Apartments, L.P., a Missouri limited partnership, owner of an eight (8) unit apartment project located in Wayland, Missouri (the “Missouri Operating Partnerships”).
     As each of the Missouri Operating Partnerships were the subject of contracts to purchase and option agreements, the Partnership had to repurchase the interests in Anderson Country Estates, L.P., Oakwood Apartments, Ltd. and Perry Apartments, L.P. from Dominium (as hereinafter defined) for $52,168; Gilman Senior Apartments, L.P. from AHP2 (as hereinafter defined) for $6,830; and Cedar Crest Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P. and Wayland Apartments, L.P. from MPF BA (as hereinafter defined) for $32,573.
     Upon the payment of $10,000, the Partnership entered in to an Option with the Operating General Partners of the Missouri Operating Partnerships for their repurchase of Anderson Country Estates, L.P., Cedar Crest Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P., Oakwood Apartments, Ltd., and Perry Apartments, L.P. from the Partnership for $124,815. The Partnership is still negotiating with the Operating General Partners of the Missouri Operating Partnerships with respect to its interest in Gilman Senior Apartments, L.P. and Wayland Apartments, L.P. which have been foreclosed upon.

     The Missouri Operating Partners exercised their option to purchase and did purchase Oakwood Apartments, Ltd. by an agreement dated the 27th day of September, 2005. The obligation by the Missouri General Partners to pay the purchase price, in the amount of $28,589 due and payable on or before December 31, 2005, was secured by a Security Agreement of even date.
     While all of the Missouri Operating Partnerships generated the last of their Tax Credits to which they were entitled, $1,330,028, in years 1998 to 2002, and each, except for Gilman Senior Apartments, L.P., have achieved the end of its 15-Year Tax Credit Compliance Period, RD’s foreclose will not cause the Partnership to lose any future Tax Credits and to recapture any of the Tax Credits the Partnership received from these Projects over the years. With respect to Gilman Senior Apartments, L.P., as this Project was foreclosed upon on August 25, 2005, the Partnership will not lose any future Tax Credits, however in that the foreclosure took place in the 14th year of its 15-Year Tax Credit Compliance Period, the Partnership will be required to recapture two-fifths of one-third of the Tax Credits the Partnership received from this Project over the years or $8,753, or approximately $4 per 0.05% of Limited Partnership Interest on its 2005 tax return, which recapture will be passed on to the Limited Partners on their 2005 K-1’s. In addition, the value of Gilman Senior Apartments of (i) $1,500 which was the price the Partnership had to pay to repurchase 49.5% of that Project from AHP #2 and (ii) the value of the balance of the sale price of $2,500 will likely be lost to the Partnership as a result of this foreclosure.
     Wayland Apartments, L.P. was also foreclosed upon as scheduled in August, 2005. As it had already achieved the end of its 15-Year Tax Credit Compliance Period, RD’s foreclosure will not cause the Partnership to lose any future or have to recapture any prior Tax Credits. The value of Wayland Apartments of (i) $7,287 which was the price the Partnership had to pay to repurchase 49.5% of that Project from MPF BA and (ii) the value of the balance of the sale price of $8,317 will likely be lost to the Partnership as a result of this foreclosure, although the Partnership intends to attempt to collect said amounts from the Missouri General Partners.
SALE OF THE PARTNERSHIP’S INTERESTS IN THE OPERATING PARTNERSHIPS
Sale of Additional of the Partnership’s Interest in the Operating Partnerships
     The Partnership continued the sale of its Partnership Interests back to the developer/General Partners of the Operating Partnerships who were interested in repurchasing the Partnership’s Interests in their Operating Partnerships and to others pursuant to its Liquidity Program and began further sales toward implementing an exit strategy and seeking the consents of a majority in interest of the Limited Partners (the “Required Consents”).
Negotiations with and Loans from Dominium Development and Acquisition, LLC
     Early in 2000, a third party, Dominium Development and Acquisition, LLC, a Minnesota limited liability company (“Dominium”) expressed an interest in buying Megan Asset Management’s general partnership interest and its other interests in the Partnership (collectively “General Partnership Interests”). Megan Asset Management declined this proposal as it did not include an immediate offer to purchase each of the interests in the Partnership from the Limited Partners as well.
     Thereafter in July 2000, when Dominium suggested a proposal which was to include the purchase of substantially all of the Limited Partnership Interests and its General Partnership Interests, and the assumption of approximately $1,800,000 owed by the Partnership to the Operating General Partners, the Partnership and Megan Asset Management entered into an agreement by which they agreed to negotiate exclusively with Dominium with respect to said proposal through December 31, 2000 (the “Exclusivity Agreement”). Had this proposal materialized it was expected to yield $1,200 per 0.05% Limited Partnership Interest to the Limited Partners. However, prior to December 31, 2000, Dominium indicated that it had been unable to raise sufficient funds and was no longer able to discuss a price of this amount and could only discuss a price at approximately one-half of that amount. The revised proposal was unacceptable to the Partnership and the Exclusivity Agreement expired by its terms on December 31, 2000.
     Not having found any other parties interested in making an offer for the Limited Partnership Interests or the Partnership’s Interests, in July 2001, the Partnership and Megan Asset Management entered into a second agreement with Dominium to pursue a possible tender offer for some or all of the Limited Partnership Interests, as well as a possible purchase of the stock of Megan Asset Management, including its General Partnership Interest (the “Second Exclusivity Agreement”) at the revised lower price. These negotiations ultimately proved unsuccessful and the Second Exclusivity Agreement expired by its terms on August 31, 2001. While further discussions followed, those discussions were not fruitful, were eventually curtailed and the Partnership’s search for and consideration of other alternatives continued.
     In January, 2003, as no other buyers or alternatives were identified, the Partnership made an alternative proposal to Dominium for it to enter into one or more options to purchase the balance of the Partnership Interests in the Operating Partnerships, subject to the Required Consents. Dominium expressed an interest in this proposal and as an incentive to keep the Partnership from selling more of its Operating Partnership Interests under its Liquidity Program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity” below) while Dominium considered and performed its due diligence in connection with the Partnership’s proposal, Dominium loaned $116,130 and $46,335 to the Partnership to assist it in covering its operating expenses, pursuant to a Loan Commitment dated April 2, 2003. The loan was evidenced by two promissory notes one dated April 16, 2003 and the other dated July 18, 2003, a Loan Agreement dated April 16, 2003 and First Amendment to Loan Agreement dated July 1, 2003 and was secured by security interests in five of the Partnership’s Operating Partnership Interests pursuant to a Security Agreement dated April 16, 2003.
     In July, 2003 Dominium delivered a counter proposal to the Partnership which, after further negotiations, was accepted and resulted in the entry into a Purchase Agreement by the Partnership and Megan Asset Management and a newly formed affiliate of Dominium, Bayfield Acquisition Limited Partnership, a Minnesota limited partnership (“BALP”), dated September 19, 2003 (the

“BALP Purchase Agreement”), however, under the BALP Purchase Agreement, BALP had a further ninety days to complete its due diligence and terminate the BALP Purchase Agreement at its sole discretion (“Due Diligence Period”) prior to its scheduled closing on the transaction on December 23, 2003.
     In summary, the BALP Purchase Agreement provided, with respect to the Partnership’s Interests in 123 Operating Partnerships, that BALP would:
(i)	Purchase forty-nine and one-half percent of each of the Partnership’s Interests and its Accounts Receivable in those 61 Operating Partnerships which achieved the end of their 15-year Tax Credit Compliance Period on or before January 1, 2003 (the “49.5% Operating Partnership Interests”) and purchase thirty-three percent of the Partnership’s Interests and its Accounts Receivable in each of those 62 Operating Partnership which will achieve the end of their Tax Credit Compliance Period on or after January 1, 2004 (the “33% Operating Partnership Interests”) for $444,939, plus to the extent that it relates to the 49.5% Operating Partnership Interests and the 33% Operating Partnership Interests, respectively (a) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement, (b) the 8% interest still due by the Partnership to many of the Operating Partnerships payable pursuant to Article 15 (1)(a)(ii) of the Plan as a first priority from the proceeds of any Capital Events (the “8% Interest Obligation”) estimated at $609,847 with respect to the 49.5% Operating Partnership Interests and the 33% Operating Partnership Interests; and (c) $942,659 to Megan Asset Management in satisfaction of the Partnership’s obligation to Megan Asset Management for Megan Asset Management’s Continental Interest Claim with respect to the 49.5% Operating Partnership Interests and the 33% Operating Partnership Interests;

(ii)	Upon the payment of $123,000, the Partnership would grant BALP an option:
(a)	To purchase a further sixteen and one-half percent of the 33% Operating Partnerships which would achieve the end of their Tax Credit Compliance Period after January 1, 2004 (the “Short Option” and the “Short Option Interests”), for $122,266, plus to the extent that it relates to the Short Option Interests (a) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement; (b) the 8% Interest Obligation of an estimated $104,881; and (c) $106,658 to Megan Asset Management in satisfaction of the Partnership’s obligation to Megan Asset Management for Megan Asset Management’s Continental Interest Claim;

(b)	To (I) purchase the balance of (a) the Partnership’s Interests in, (b) the related Accounts Receivable and (c) the related Annual Distributions from the 49.5% Operating Partnership Interests and the 33% Operating Partnerships which would achieve the end of their Tax Credit Compliance Period on January 1, 2004; and (II) to purchase a further fifty and one-half percent of (a) the Partnership’s Interests in and (b) the related Accounts

Receivable from the 33% Operating Partnerships which would achieve the end of their Tax Credit Compliance Period after January 1, 2004 (collectively, the “First Option Interests”) in the 15th month after the Closing, subject to the receipt of the Required Consents (the “First Option”), for $613,884, plus to the extent that it relates to the First Option Interests (a) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement, (b) the 8% Interest Obligation of an estimated $760,769; and (c) $1,095,069 to Megan Asset Management in satisfaction of the balance of the Partnership’s obligation to Megan Asset Management for Megan Asset Management’s Continental Interest Claim; and

(c)	To purchase the balance of all of (a) the Partnership’s Interests, (b) the related Accounts Receivable and (c) the related Annual Distributions previously not transferred pursuant to the BALP Purchase Agreement (the “Second Option Interests”) in the 13th month after the Third Closing, subject to the receipt of the Required Consents (the “Second Option”), for $34,524, plus to the extent that it relates to the Second Option Interests (a) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement, (b) the 8% Interest Obligation of an estimated $30,975; and (c) $24,068, to Megan Asset Management in satisfaction of the balance of the Partnership’s obligation to Megan Asset Management for Megan Asset Management’s Continental Interest Claim.
     In further consideration of the Partnership’s agreement not to sell additional interests in its 123 Operating Partnerships prior to the Closing contemplated by the BALP Purchase Agreement, Dominium made subsequent loans to the Partnership during its Due Diligence Period in the amount of $120,000 on September 25, 2003 (the “First Subsequent Loan”), $60,000 on October 23, 2003 (the “Second Subsequent Loan”) and $60,000 in November, 2003 (the “Third Subsequent Loan” and collectively “Subsequent Loans”). Each Subsequent Loan was evidenced by a promissory note and secured by collateral interests in the Partnership’s Interests in the following fourteen (14) Operating Partnerships (the “Dominium Collateral Partnerships):

AFM RRH, Ltd.
Anderson County Estates
Blanchard Apartments
Bunkie Apartments
Cottonwood Seniors Apts
Coushatta Seniors Apts
Donaldsonville Seniors
Joaquin Apartments
Many Seniors Apartments
Oakdale-T F Management

Oakwood Apartments Ltd
Pecanwood Apts Iii, Ltd.
Perry Apartments
Southern Apartments
Dominium Failed Sale
     In December, 2003, after three years of exclusivity agreements, the BALP Purchase Agreement, extensive due diligence and attempts to close a deal with Dominium, Dominium could not raise the money to pay the purchase price and terminated the BALP Purchase Agreement prior to its scheduled closing on December 23, 2003. However, as of January 1, 2004, Dominium did exercise its option to purchase 49.5% of the Partnership’s Interests in the Dominium Collateral Partnerships by the cancellation of a proportionate amount for the principal and interest due on the Loan and the Subsequent Loans and maintained its option to purchase the balance of the Dominium Collateral Partnerships in 2005.
     The BALP Purchase Agreement, had it closed was expected to have resulted in only an estimated final distribution payment of less than $250 to the Limited Partners for each unit they owned in the Partnership, after payment of the Partnership’s obligations and expenses of the sale and liquidation.
Sale of Eleven Operating Partnership Interests to Dominium Development and Acquisition, LLC
     As of January 1, 2005, Dominium did exercise its option to purchase the balance of the Partnership’s Interests in the Dominium Collateral Partnerships, other than Anderson Country Estates, L.P., Oakwood Apartments, Ltd., and Perry Apartments, L.P., which were repurchased by the Partnership (as discussed above), by the cancellation of the balance of principal totaling $402,465 dollars and all interest due on the Loan and the Subsequent Loans.
Sale of Five Operating Partnership Interests to Affordable Housing Limited Partnership No. 1
     In July, 2003 the Partnership negotiated a contract to purchase limited partnership interests with Affordable Housing Partners No. 1 (“AHP1”) dated the 30th day of September, 2003 (the “AHP1 Contract to Purchase”) for the purchase of the Partnership’s Interests in the following five Operating Partnerships (the “Five Operating Partnerships”):

Alachua Villas
Citrus Terrace, Ltd.
Lake City Village
Longview Terrace Ltd.
Pontotoc Ridge Apts

     In summary, the AHP1 Contract to Purchase provided that AHP1 would close upon the purchase of one-third of the Partnership’s Interests in the Five Operating Partnerships for $44,500, plus the assumption of a proportionate amount of: (i) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement and (ii) the 8% Interest Obligation to the extent that it relates to the Operating Partnership Interests being transferred in the approximate amount of $39,337. This purchase closed on the 21st day of October, 2003.
     The AHP1 Contract to Purchase further provided that in consideration of the payment of $5,000 the Partnership granted AHP1 options to purchase the balance of the Partnership’s Interests in each of the Five Operating Partnership in January 2004. The options to purchase were exercised with respect to each of the Five Operating Partnerships and the option purchase prices totaling $100,500 dollars was paid in January 2004.
Sale of Fifteen Operating Partnership Interests to Affordable Housing Limited Partnership No. 2
     As of the 15th day of April, 2004, an affiliate of AHP1, Affordable Housing Limited Partnership No. 2 (“AHP2”) entered into a contract to purchase limited partnership interests with the Partnership (the “AHP2 Contract to Purchase”) for the purchase of up to fifty percent (50%) of the Partnership’s Interests in the following fifteen Operating Partnerships (the “Fifteen Operating Partnerships”):

Gilman Seniors
Canal Town Associates
Cle Elum
Cleveland Courts, Ltd.
East Magnolia Village
Elliott Manor, Ltd
Franklin Vista II
Hitchcock Housing
Hurricane
Kent Summit, Ltd.
Kingswood Ii, Ltd.
Lakecrest Apartments
Laurel Wood Apts., Ltd.
Lead Bayou, Ltd.
Riverbend Apartments
     In summary, the AHP2 Contract to Purchase provided that AHP2 would close upon the purchase of up to fifty percent of the Partnership’s Interests in the Fifteen Operating Partnerships for $160,000, plus the assumption of a proportionate amount of: (i) the Partnership’s obligations as the

Limited or Investor Partner under each Operating Partnership Agreement and (ii) the 8% Interest Obligation to the extent that it relates to the Operating Partnership Interests being transferred in the approximate amount of $79,550.
     The AFHP2 Contract to Purchase further provided that in consideration of the payment of $15,000 the Partnership granted AHP2 an option to purchase the balance of the Partnership’s Interests in the Fifteen Operating Partnerships on or after July 15, 2005. The option to purchase was exercised with respect to all but one of the Fifteen Operating Partnerships (Gilman Senior Apartments as it was the subject of a foreclosure sale by RD, as discussed above, and only up to sixteen and one-half percent of the Partnership interests in Elliott Manor, Ltd., Kent Summit, Ltd., Lakecrest Apartments and Lead Bayou, Ltd. which would not have achieved the end of their 15-year Tax Credit Compliance Period and could not be sold until late in 2006 to avoid a technical termination of those Operating Partnerships which would cause adverse tax consequences to AHP2, but which continue subject to an option to purchase by AHP2). The option purchase price of $162,126 was paid in July 2005 by AHP2 and an affiliated of AHP2, Affordable Housing Limited Partnership No. 9 (“AHP9”), and the interests under option were split between AHP2 and AHP9.
Negotiations with Housing and Tax Consultants, LLC
     As of July 15, 2004 an affiliate of Affordable Housing Limited Partnership Nos. 1, 2 and 9, Housing and Tax Consultants, LLC (“HTC”) entered into a contract to purchase limited partnership interests with the Partnership (the “HTC Contract to Purchase”) for the purchase of up to fifty percent of the Partnership’s Interests in seventy-seven of the Partnership’s Operating Partnership (the “Seventy-Seven Operating Partnerships”):
     In summary, the HTC Contract to Purchase provided that HTC would close upon the purchase of up to fifty percent of the Partnership’s Interests in the Seventy-Seven Operating Partnerships on or before October 15, 2004 for $1,122,7801, plus the assumption of a proportionate amount of: (i) the Partnership’s obligations as the Limited or Investor Partner under each Operating Partnership Agreement and (ii) the 8% Interest Obligation to the extent that it relates to the Operating Partnership Interests being transferred in the approximate amount of $1,114,709.
     HTC failed to close on the purchase of up to fifty percent (50%) of the Partnership’s Interest in the Seventy-Seven Operating Partnerships, demanded and was granted an extension by the Partnership to close until November 30, 2004 to enable it additional time to raise the funds with which to pay the purchase price. On November 30, 2004 HTC again failed to close and defaulted on the HTC Contract to Purchase.
     The HTC Contract to Purchase, had it closed would have resulted in only an estimated $50 final distribution payment to the Limited Partners for each 0.05% unit owned by the Partnership’s Limited Partners, after payment of the Partnership’s obligations and expenses of the sale and liquidation.

Sale of Eighty-one Operating Partnership Interests to MPF Bayfield Acquisition, LLC
     On December 23, 2004, the Partnership entered into a Purchase Agreement (the “MPF Purchase Agreement”) with MPF Bayfield Acquisition, LLC, a California limited liability company and an affiliate of Mackenzie Patterson Fuller, Inc. (“MPF BA”) and Mackenzie Patterson Fuller, Inc. (the “Guarantor”) for the purchase up to forty-nine and one-half percent of the Partnership’s Interests in eighty-one Operating Partnerships (the “81 Operating Partnerships”). The MPF Purchase Agreement also provides MPF BA with options to purchase the remaining Partnership Interests in the 81 Operating Partnerships between December 1 and December 30, 2005, when such purchase and sale will not cause a technical termination of the Partnerships and adverse tax consequences to MPF BA, subject to the Required Consents. Under the terms of the MPF Purchase Agreement, Guarantor unconditionally guaranteed the MPF BA’s obligations under the MPF Purchase Agreement.
     Pursuant to the terms of the MPF Purchase Agreement, MPF BA agreed to:
(i)	Pay $1,524,912 to the Partnership, payable as follows:
a.	$331,000 at the time of signing the agreement (which was paid on December 23, 2004);

b.	$210,000 on April 15, 2005 ($172,821 was paid on April 15, 2005 in full satisfaction of this note after giving MPF BA credit for troubled Partnership Interests which the Partnership repurchased as discussed above);

c.	$238,000 on June 15, 2005 (which was paid in full on June 15, 2005);

d.	$425,000 on December 15, 2005;

e.	$320,912 on June 15, 2006 (collectively, “Cash Consideration”); and
(ii)	Assume up to 49.5% of the Partnership’s 8% Interest Obligation with respect to the Partnership Interests being purchased in the approximate amount of $595,250; and

(iii)	Assume up to 49.5% of the Partnership’s obligations as a limited partner under each of the Operating Partnerships that arise on and after the date of the Agreement.
     All Cash Consideration to be paid after the signing of the MPF Purchase Agreement was evidenced by secured promissory notes of MPF BA and guarantied by the Guarantor.
     Pursuant to the MPF Purchase Agreement, upon the payment of $81,000, the Partnership granted MPF BA (i) an option to purchase an additional 16.5% of the Partnership’s Interests in certain of the Operating Partnerships exercisable on or between January 1, 2005 and January 15, 2005, for $34,494 (the “Short Option” which was exercised and closed in accordance with its terms) and (ii) an option to purchase the balance of the Partnership’s Interests in the Operating Partnerships on or between December 1, 2005 and December 30, 2005, subject to the Required Consents, for $1,740,594 (the “First Option”).
     The MPF Purchase Agreement provides for a repurchase of any Partnership Interests by the Partnership in the event that an Operating Partnership experiences an event that would cause a minimum gain chargeback with respect to that Operating Partnership such that MPF BA will not be able to match such income allocations with applicable losses from the sale of such Partnership Interests.

     Pursuant to the MPF Purchase Agreement, Megan Asset Management, the Partnership’s general partner and MPF BA have executed a management agreement whereby Megan Asset Management will perform certain management, financial, and tax services for MPF BA with respect to the Partnership Interests purchased. Fees paid to Megan Asset Management pursuant to this contract are not to exceed a pro rata portion of $52,000 annually until, if at all, the First Option is exercised.
     The MPF Purchase Agreement, if the promissory notes due December 15, 2005 and June 15, 2006, are paid and if MPF BA exercises its option to purchase the balance of the Partnership’s interests in those Operating Partnerships and, as a result thereof, the notes payable through June, 2008 are paid, it together with the exercise of the few other options to purchase outstanding, would be expected to result in only an estimated $3 final distribution payment for each Unit owned by the Partnership’s limited partners, after payment of the expenses of implementing the sales, the required SEC consent and solicitation of the Limited Partner’s approval, payment of all of the Partnership’s obligations and liquidation of the Partnership.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters
Market Information
     The Partnership is a limited partnership and thus has no common stock. There is no established public trading market for limited partnership interests in the Partnership (“Limited Partnership Interests”) and it is not anticipated that any such public market will develop.
     Article XI of the Partnership Agreement effectively prevents the transfer of Limited Partnership Interests except under very limited circumstances. In order to transfer a Limited Partnership Interest, a Limited Partner must obtain the consent of the General Partner of the Partnership, which has the absolute right to refuse any request for a transfer. In addition, the Partnership Agreement requires the transferring Limited Partner to obtain a legal opinion from counsel, at its expense, as to certain tax and securities law matters with regard to the proposed transfer. In addition, the proposed transferee must meet all applicable suitability standards and agree to be bound by the Partnership Agreement.
Approximate Number of Security Holders
     As of December 31, 2000, there were approximately 1,842 holders of Limited Partnership Interests.
Distributions
     No distributions were made to Limited Partners for fiscal years ending March 31, 2001, March 31, 2000, and March 31, 1999.

Item 6. Selected Financial Data
     The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2001, 2000, 1999, 1998 and 1997. This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.
OPERATIONS

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997
Interest income	$44,776	$28,378	$63,763	$78,291	$80,997
Other Income	1,500	1,334	1,600	10,379	11,471

	46,276	29,712	65,363	88,670	92,468

Equity in income (loss) of Operating Partnerships	(275,803)	(142,167)	(51,639)	(873,489)	(1,551,846)
Expenses	(582,098)	(418,424)	(402,617)	(471,868)	(447,424)

Net Income (Loss)	$(811,624)	$(530,879)	$(388,893)	$(1,256,687)	$(1,906,802)

Net Income(Loss) per 0.05% Partnership Interest	$(406)	$(265)	$(194)	$(628)	$(953)

Cash Distributions Per 0.05% Partnership Interest	$0	$0	$0	$0	$0

	As of	As of	As of	As of	As of
Balance Sheet	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997
Total Assets	$1,564,027	$2,267,963	$2,732,346	$3,077,981	$4,303,853
Total Liabilities	$216,131	$160,143	$153,975	$147,852	$173,203
Partners’ Capital	$1,347,896	$2,107,820	$2,578,371	$2,930,129	$4,130,650

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The Partnership was formed as of July 1, 1990, pursuant to the Plan. In 1992 its fiscal year-end for accounting purposes was changed to March 31, from December 31. The Partnership’s fiscal year-end for tax purposes remains December 31.
Overview
     The Partnership was formed pursuant to the terms of the Plan, which mandated the Partnership’s material commitments for expenditures and the anticipated sources of funds needed to fulfill such commitments. A Final Decree was signed by the United States Bankruptcy Court, Eastern District of New York in the Jointly Administered Chapter 11 cases on May 20, 1993.
     Prior to calendar 1995, the Partnership’s primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2001, an aggregate of $1,057,195 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectible. These amounts are not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners’ Capital section of the balance sheet and since the defaulted investor units have not been cancelled. The aggregate amount outstanding and past due was $1,118,845 for the fiscal year ending March 31, 2000 and $1,185,709 for the fiscal year ending March 31, 1999.
     Commencing in calendar 1995, although funds from certain other sources were received during the 1995 and 1996 fiscal years (see “Liquidity” below), the Partnership’s primary source of funds became the annual distributions from the Operating Partnerships in which the Partnership has an interest, which has been negotiated at $750 per year, per Operating Partnership (the maximum allowed by the Plan), provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations.
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
     Beginning in 2002 the Partnership’s primary source of funds became loans or the sale of its Partnership Interests in the Operating Partnerships (see “Liquidity” below and “Item 2. Properties” above).
     The Partnership also receives interest income on account balances.

     The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan is dependent upon the receipt by the Partnership of sufficient proceeds from the sale of its interests in the Operating Partnerships (the General Partner, after exploring various exit strategies, has begun the sale of the Partnership’s Interests in the Operating Partnerships — See “Item 1. — Description of Business” above). There can be no assurance that the proceeds from the sale of the Operating Partnerships will be sufficient to enable the Partnership to make all or any portion of such distributions. Further there can be no assurance that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see “Liquidity” section below), will ultimately yield an economic benefit to the Limited Partners.
     It is anticipated that the liquidation and termination of a Limited Partner’s interest in the Partnership or the winding up and termination of the Partnership will enable a majority of the Partnership’s Limited Partners to begin utilizing the tax losses they have received but could not use and have carried forward over the life of the Partnership, estimated by the Partnership to be approximately $30,000 in “suspended” loss deductions for most Limited Partners, which could produce additional tax savings for those Limited Partners.
     Other than the annual payment referred to above, the Partnership does not anticipate that it will receive material cash distributions from the operations of the Operating Partnerships, or that it will derive net cash from its ordinary operations generally. Aside from such payments, the Partnership does not have significant external sources of Capital Resources other than through the sale of its Operating Partnership Interests under its Liquidity Program (discussed in “Item 1. Business — Description of Business” above and “Liquidity” below). All of the above-named sources of Capital Resources are being used to meet the operating expenses of the Partnership, to preserve and maintain the investment in its Projects and to sell its interests in the Operating Partnerships in anticipation of liquidating the Partnership, subject to the consent of a majority in interest of the Limited Partners.
Liquidity
     The Partnership’s principal uses of funds are its operating and sales expenses and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balance of such contractual obligations at each of March 31, 2001 and March 31, 2000 was $83,588 and March 31, 1999 was $94,535 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that, except for the Continental pre-petition expenses and 8% Interest Obligation, were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.
     For the 2001 Fiscal Year, the 2000 Fiscal Year, and the 1999 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $61,650, $66,864, and $37,578 from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and
(ii) None from interest income on the Investor Notes during any of these years; however $44,776, $28,378 and $63,763, respectively, of interest income on deposits maintained in escrow accounts pursuant to the Plan were received.
(iii) None from proceeds of sales of partnership interests.
For the 2001 Fiscal Year, the 2000 Fiscal Year, and the 1999 Fiscal Year, the uses of funds by the Partnership were as follows:
(I) $10,947, $ -0- and $ -0-, respectively, for capital contributions to the Operating Partnerships;
(II) $431,191, $292,376 and $280,970, respectively, for professional fees. Professional fees of approximately $431,191 in the 2001 Fiscal Year included fees incurred in connection with the Exclusivity Agreement, negotiations, drafting agreements and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.
(iii) $150,906, $126,048 and $121,647, respectively, for operating expenses; and
(iv) None for payments of Continental pre-petition expenses in accordance with the Plan.
(v) None for payments as a return of capital to the Limited Partners during any of these periods.
     The previous distributions to Limited Partners included a full distribution of the $1,014,628 contemplated by the Plan for the 1995 Fiscal Year, and a partial distribution for the 1994 Fiscal Year. In Fiscal 1994, $516,901 of the $1,014,628, contemplated by the Plan to be distributed, was distributed to the Limited Partners in such year. As permitted under the Plan and approved by the Investors Committee, undistributed amounts of $507,314 for the 1994 Fiscal Year, together with the entire $1,014,628 to have been distributed in the 1993 Fiscal Year, were deferred and were applied to meet the increased obligations of the Partnership.
     No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions. It is not presently anticipated that any such payments will be made. (See “Item 10. Directors and Executive Officers of the Registrant — Investor Committee”.)

     The net decrease in cash held by the Partnership was $392,717 for the 2001 Fiscal Year, $290,682 for the 2000 Fiscal Year and $239,552 for the 1999 Fiscal Year. As discussed above in “Item 1. — Description of Business”, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership obtained loans secured by and also began accepting offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects (See “Liquidity” and “Item 2. Properties” above).
     However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.
Results of Operations
     Expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which was comprised principally of proceeds from payments of capital contributions by Limited Partners pursuant to their Investor Notes, interest income and miscellaneous items, by $811,624 for the 2001 Fiscal Year, $530,879 for the 2000 Fiscal Year and $388,893 for the 1999 Fiscal Year.
     As noted above under “Item 1. Business — Description of Business”, the Partnership’s principal business was the maintenance of its interests in the Operating Partnerships, and because the Partnership has reached the end of its economic life, it does not expect to and does not have the funds available to make new investments or otherwise engage in additional activities. The Partnership’s results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnership sales or business transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.
     We estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership does not have funds available, the amount of Tax Credits generated by the Partnership aggregated approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan. This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership.

     Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2000, $191,858, or approximately $96 per 0.05% of Partnership Interest; and

•	December 31, 1999, $1,232,441, or approximately $616 per 0.05% of Partnership Interest.
     Interest income increased by approximately 158% for the 2001 Fiscal Year from the 2000 Fiscal Year due primarily interest income on a savings account, and deceased by approximately 55% for the 2000 Fiscal Year from the 1999 Fiscal Year and decreased by approximately 19% for the 1999 Fiscal Year from the 1998 Fiscal Year due primarily to the decrease in the Partnership’s cash balances resulting from the end of the investor pay-in period as of December 31, 1994 and the Partnership’s collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnerships reserves to maintain its operations while seeking an exit strategy.
     Equity in losses from Operating Partnerships was $811,624 for the 2001 Fiscal Year, $530,879 for the 2000 Fiscal Year and $388,893 for the 1999 Fiscal Year. The equity in income or losses from Operating Partnerships fluctuate from year to year based on the results of operations from the Projects. For the 2001 Fiscal Year the total equity in losses of $811,624 comprised principally of $275,803 in depreciation expenses and losses from the Operating Partnerships and $582,097 in management fees, professional services costs and other expenses. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1’s and each Limited Partner is to calculate basis limitation separately.
     Management fees paid were $119,500 for the 2001, 2000 and 1999 Fiscal Years.
     Professional fees of approximately $431,191 in the 2001 Fiscal Year included fees incurred in connection with the Exclusivity Agreement, negotiations, drafting agreements and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $292,376 in the 2000 Fiscal Year included fees incurred in connection with negotiations leading up to the Exclusivity Agreement and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, work related to defaulted developers, their removal from the Operating Partnerships and litigation in connection therewith, defaulted Investor litigation and other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $280,970 in the 1999 Fiscal Year included fees incurred in connection with work related to defaulted developers, their removal from the Operating Partnerships and litigation in connection therewith, including a lawsuit against the CPA who failed to report a scheme by which the developer wrongfully took substantial sums from the projects, defaulted Investor litigation and preparation of SEC reports.

     No interest expense was incurred in the 2001, 2000, and 1999 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.
     No amortization of organization costs were incurred in the 2001, 2000, and 1999 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.
     Other income of approximately $1,500 in the 2001 Fiscal Year, $1,334 in the 2000 Fiscal Year and $1,600 in the 1999 Fiscal Year, was recorded as a result of miscellaneous items, and the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager’s Management Agreement.
     Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement (described in “Item 1. Business — Organization” above) and the Management Agreement (described in “Item 11. Executive Compensation — Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2002 Fiscal Year, the 2001 Fiscal Year and the 2000 Fiscal Year the Partnership paid nothing to the Independent Manager toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.
     The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $1,506,474 as of March 31, 2001 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see “Item 2. Properties” above), any unpaid or accrued annual distributions due the Partnership (see “Overview” above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,100,000 as of March 31, 2001.

     The Partnership is organized as a limited partnership and is a “pass through” entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 2000, 1999 and 1998 the Limited Partners were allocated about $191,858, $1,232,441 and $3,723,899, respectively, in Tax Credits, or approximately $96, $616 and $1,861 per 0.05% of Partnership Interest, respectively.
     The following is financial data for the Partnership that reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 2001.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2000	2000	2000	1999	1999	1999
Investments in Operating Limited Partnerships	1,008,363	1,045,799	1,070,521	1,028,561	1,110,061	1,190,811
Other Assets:
Cash	519,213	633,778	760,718	870,962	984,773	1,015,164
Loans to Operating Partnerships	372,296	352,546	352,446	355,562	357,362	382,537

	1,899,872	2,032,123	2,183,685	2,255,085	2,452,196	2,588,512

	LIABILITIES AND PARTNERS’ CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2000	2000	2000	1999	1999	1999
Liabilities:
Accounts payable & accrued expenses	93,096	24,208	46,584	38,043	59,117	66,885
Contributions payable to operating partnerships	68,649	94,535	94,535	94,535	94,535	94,535

	161,745	118,743	141,119	132,578	153,652	161,420

Partners’ Capital:
Limited partners	2,793,650	2,968,603	3,104,418	3,285,761	3,413,172	3,579,093
General partner	15	15	15	14	15	16
Subscriptions receivable	(1,055,538)	(1,055,238)	(1,061,867)	(1,163,268)	(1,114,643)	(1,152,017)

	1,738,127	1,913,380	2,042,566	2,122,507	2,298,544	2,427,092

	1,899,872	2,032,123	2,183,685	2,255,085	2,452,196	2,588,512

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2000	1999
Interest Income	$17,476	$2,733

Other	375	—

	17,851	2,733

Equity in losses of operating partnerships	(21,000)	(80,000)

Expenses:
Management fees	29,875	29,875
Professional services	73,413	62,201
Developer Class Representative	15,000	15,000
Other expense	795	628

	119,083	107,704

Net loss	$(122,232)	$(184,971)

Net loss allocated to General Partner	$(0)	$(1)

Net loss allocated to Limited Partners	$(122,232)	$(184,970)

Net loss per .05% L. P. Interest	$(61)	$(92)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999
Interest Income	$8,356	$20,389	$25,832	$23,122

Other	500	375	875	375

	8,856	20,764	26,707	23,497

Equity in losses of operating partnerships	(21,000)	(80,000)	(42,000)	(160,000)

Expenses:

Management fees	29,875	37,375	59,750	74,750

Professional services	91,381	67,214	164,795	121,915

Developer Class Representative	—	—	15,000	15,000

Other expense (income)	2,415	2,097	3,209	2,726

	123,671	106,686	242,754	214,391

Net loss	$(135,815)	$(165,922)	$(258,047)	$(350,894)

Net loss allocated to General Partner	$(1)	$(1)	$(1)	$(1)

Net loss allocated to Limited Partners	$(135,814)	$(165,921)	$(258,046)	$(350,893)

Net loss per .05% L. P. Interest	$(68)	$(83)	$(129)	$(175)

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2000	1999	2000	1999
Interest Income	$12,535	$2,356	$38,367	$25,478
Other	375	375	1,250	750

	12,910	2,731	39,617	26,228

Equity in losses of operating partnerships	(21,000)	(80,000)	(63,000)	(240,000)

Expenses:
Management fees	29,875	37,375	89,625	112,125
Professional services	136,670	4,619	301,466	126,534

Developer Class Representative	—	—	15,000	15,000
Other expense	318	1,614	3,527	4,340

	166,863	43,608	409,618	257,999

Net loss	$(174,953)	$(120,877)	$(433,001)	$(471,771)

Net loss allocated to General Partner	$(1)	$(0)	$(2)	$(2)

Net loss allocated to Limited Partners	$(174,952)	$(120,877)	$(432,999)	$(471,769)

Net loss per .05% L. P. Interest	$(87)	$(60)	$(216)	$(236)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(122,232)	$(184,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of operating partnerships	64,443	102,356
Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	37,953	(33,879)

Total adjustments	102,396	68,477

Net cash used by operating activities	(19,836)	(116,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	(27,406)
Capital contributions received		33,692

Net cash provided by investing activities	(27,406)	33,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	675
Net cash provided by financing activities	675	0

NET INCREASE (DECREASE) IN CASH	(46,567)	(82,803)
CASH BALANCE, BEGINNING OF PERIOD	807,285	1,097,967
CASH BALANCE, END OF PERIOD	$760,718	$1,015,164

Statement of Cash Flows
     Bayfield Low Income Housing Partnership

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999
Cash Flows From Operating Activity
Net income (loss)	(135,815)	(165,922)	(258,047)	(350,894)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of operating partnerships	21,000	80,750	85,443	183,106

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(15,747)	17,407	22,206	(16,472)
Total adjustments	5,253	98,157	107,649	166,634
Net cash used by operating activities	(130,562)	(67,765)	(150,398)	(184,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distrutions from operating partnerships	3,722		(23,684)	0
Capital contributions received		37,374	0	71,066
			0	0
Net cash provided by investing activities	3,722	37,374	(23,684)	71,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(100)		575	0

Net cash provided by financing activities	(100)	0	575	0

NET INCREASE (DECREASE) IN CASH	(126,940)	(30,391)	(173,507)	(113,194)

CASH BALANCE, BEGINNING OF PERIOD	760,718	1,015,164	807,285	1,097,967

CASH BALANCE, END OF PERIOD	633,778	984,773	633,778	984,773

Statement of Cash Flows
     Bayfield Low Income Housing Partnership

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2000	1,999	2000	1999
Cash Flows From Operating Activity
Net income (loss)	(174,953)	(120,876)	(433,000)	(471,770)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of operating partnerships	21,000	81,500	106,443	264,606

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	48,838	(19,275)	71,044	(35,747)
Total adjustments	69,838	62,225	177,487	228,859
Net cash used by operating activities	(105,115)	(58,651)	(255,513)	(242,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distrutions from operating partnerships	16,436	(6,536)	(7,248)	(6,536)
Capital contributions received		(48,624)	0	22,442
			0	0
Net cash provided by investing activities	16,436	(55,160)	(7,248)	15,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(25,886)		(25,311)	0

Net cash provided by financing activities	(25,886)	0	(25,311)	0

NET INCREASE (DECREASE) IN CASH	(114,565)	(113,811)	(288,072)	(227,005)

CASH BALANCE, BEGINNING OF PERIOD	633,778	984,773	807,285	1,097,967

CASH BALANCE, END OF PERIOD	519,213	870,962	519,213	870,962

Forward Looking Statements
     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Partnership or any of its management are such forward-looking statements. These statements use words such as “believe”, “expect”, “should”, “may”, “might”, “estimate” and “anticipate”.
     All such forward-looking statements speak only as of the date of this Report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
     Not Applicable
Item 8. Financial Statements and Supplementary Data.
     See Item 14 and Exhibit 13 for a list of the Partnership’s Financial Statements filed as part of this report.
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
The Independent Manager
     In view of the need to have an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership, a Management Agreement between the Partnership and the Independent Manager was entered into and provides for the Independent Manager to conduct and manage, on the Partnership’s behalf, the Partnership’s operations in connection with, among other things, collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan. (See “Item 1. Business - Organization” above). Even after the merger of both the General Partner’s and Independent Manager’s rights and obligations into Megan Management, and subsequently Megan Asset Management, the Management Agreement was kept in place because it outlined the compensation and duties to be performed more specifically than did the Partnership Agreement. The compensation of the Independent Manager is set forth under “Item 11. Executive Compensation.”
     Gary L. Maddock, 65, Chairman of Megan Asset Management, was a real estate attorney, CPA and has been a licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July, 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent New York law practice, he has represented owner/developers of projects ranging from condominium and single-family developments to a 250-room urban hotel and conference center. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low income families and the elderly and the development of real estate subdivisions and the building of single-family homes. He has and continues to perform professional services for the Partnership. See “Item 13. Certain Relationships and Related Transactions”.

     Paul J. Maddock, 55, President of Megan Asset Management, has been with the Independent Manager for fifteen years. Paul Maddock spends about 75% of his time working on and overseeing the management of the Partnership and 25% of his time in his own public accounting practice, Paul J. Maddock, PC., which was formed in 1992 and through which he provides tax return preparation services on a fee basis for many of the Operating Partnerships. He is a CPA and was formerly a tax manager for a regional CPA firm.
The Investor Committee
     Pursuant to the Plan, the Investor Committee performed an oversight role in connection with the approval of the deferral of distributions to be made to the Limited Partners and the use thereof to pay costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit and to maintain its investment in the Projects. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and “Liquidity” above). The Investor Committee does not perform any management functions with respect to the Partnership. All of the current members of the Investors Committee are direct or indirect holders of an Interest in the Partnership.
The members of the Investor Committee are as follows:
     Fran Hoaglund, Chair, 62. President of Tax Equity Associates for over23 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.
     David Apple, 51. President of David Apple, Ltd. (certified public accountants) for over 23 years. CPA for more than 25 years. Holder of an Interest.
     James Linna, 65. Chairman of The Investor Company, Inc. and/or President of affiliates for over 16 years. National Association of Securities Dealers (“NASD”) principal; licensed real estate broker; security representative for more than 35 years. Holder of an Interest.
     William Walczak, 64. CPA for the past 24 years and currently a member of the accounting firm of MacDonald & Walczak, CPAs, LLC. Holder of an Interest.
The Developer Class Representative
     The Developer Class Representative is ERC Properties, Inc. located in Fort Smith, Arkansas which was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships’ bankruptcy proceedings (see “Item 1. Business — Organization” above) and continues to represent the approximately 110 Operating Partnerships. Pursuant to the Plan, the Developer Class Representative had and continues to have many responsibilities including but not limited to negotiating with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing in the year 2000 which shall not exceed $750; filing any financing statement (without a Debtor Investor Limited Partnership’s or the Master Limited Partnership’s signature) which is reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan; executing and recording any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.
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

	SUMMARY COMPENSATION TABLE
	Annual Compensation
	Fiscal Year		All Other
Name and Principal Position	Ended	Fee	Compensation (1)
Megan Asset Management, Inc. -	3/31/01	$119,500	$-0-
Independent Manager (1)	3/31/00	$119,500	$-0-
	3/31/99	$119,500	$-0-

(1)	Consists of payment for Continental pre-petition expenses pursuant to the Settlement Agreement and Management Agreement.
Compensation of the Independent Manager
     Prior to calendar 1995, the Independent Manager was entitled to receive $396,000, plus $40,000 per year to cover the cost of preparation of tax returns and financial statements and $75,000 in relation to investor billings due to the Secured Lender refinancing. Commencing in calendar year 1995, the Independent Manager, under the Management Agreement, was entitled to receive $119,500 annually, plus $30,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1995 through 1998. Commencing with calendar year 1999, the Independent Manager became entitled to an annual base fee of $119,500, together with an additional $30,000 to cover the cost of preparation of tax returns and financial statements, less $750 for each Operating Limited Partnership in which the Partnership ceases to own the limited partnership interest during 1999 and thereafter. The foregoing is in lieu of payment to the Independent Manager of amounts pursuant to the Plan sections 6(6)(c) (providing for annual payment from each Operating Partnership to the Partnership of $750 for each of the years 1995 through 1999) and 6(6)(d) (providing for annual payments from each Operating Partnership to the Partnership of an amount to be negotiated but not to exceed $750 for each year commencing with the year 2000) of the Plan.
     The Independent Manager is also entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, under the Plan (“Continental Construction”) and the Independent Manager is to pay to the Partnership an amount equal to 25% of gross fees, if any, earned by it or its Affiliates directly from any of the Operating Partnerships (not including amounts owed to the Independent Manager pursuant to the Management Agreement).

     The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989. As of March 31, 2001 the total amount remaining due, plus accrued interest was $4,773,422, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan. With respect to the above 25% of gross fees earned from any of the Operating Partnerships, $1,500, $1,125 and $1,600 were due and paid to the Partnership, respectively, for the 2001, 2000 and 1999 Fiscal Years.
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
Compensation of the Investors Committee
     The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $9,290, and $9,334 and $3,575 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2001, March 31, 2000, and March 31, 1999. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.
Item 13. Certain Relationships and Related Transactions.
Gary L. Maddock P.C.
     Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management’s Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law. The Partnership paid Gary L. Maddock P.C. approximately $185,203 in fees and expenses related to services rendered to the Partnership, during the 2001 Fiscal Year.
Paul J. Maddock P.C.
     Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management’s President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $44,100 in accounting fees during the 2001 Fiscal Year related to tax return services rendered to Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Financial Statements and Financial Statement Schedules
•	Reports of Independent Accountants

•	Balance Sheets as of March 31, 2001, March 31, 2000 and March 31, 1999

•	Statements of Operations for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1998

•	Statements of Changes in Partners’ Capital for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999Statements of Cash Flows for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999

•	Notes to Financial Statements as of March 31, 2001,
(b)	Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

Exhibit No.	Name of Exhibit
*2(a)	Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2(a)(i)	Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2(a)(ii)	Order Amending Confirmation Order, dated October 3, 1990.

*2(b)	Order Clarifying Joint Plan dated December 11, 1990.

*2(c)	Order Modifying Joint Plan entered March 6, 1991.

*2(c)(i)	Order Amending Confirmation Order, dated April 8, 1991.

*2(d)	Second Order Modifying Joint Plan entered June 22, 1992.

*2(e)	Final Decree, dated May 20, 1993.

*3(a)	Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4(a)	Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership

Exhibit No.	Name of Exhibit
*10(a)	Amended and Restated Management Agreement dated as of December 23, 1991.

*10(b)	Form of Partnership Interest Security Agreement with Developer.

*10(c)	Form of Unfinanced Note Security Agreement with Developers.

*10(d)	Form of Loan and Security Agreement.

*10(e)	Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10(f)	Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

13	Report of Independent Accountants, Financial Statements and Notes thereto

*28(a)	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28(b)	Investor Notes.

*28(c)	Agreements and Certificate of Limited Partnership of the Operating Partnerships.

31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
(c)	Reports on Form 8-K
None

*	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 17, 2005	BAYFIELD LOW INCOME HOUSING
LIMITED PARTNERSHIP
By: MEGAN ASSET MANAGEMENT, INC.
Independent Manager/General Partner

	By:	/s/ Gary L. Maddock

Gary L. Maddock, Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: November 17, 2005	By:	/s/ Gary L. Maddock

Chairman and Director, (Principal Executive Officer)
Megan Asset Management, Inc.

Dated: November 17, 2005	By:	/s/ Paul J. Maddock

President and Director, (Principal Financial and Accounting Officer)
Megan Asset Management, Inc.

Dated: November 17, 2005	By:	/s/ Michele Maddock

Director,
Megan Asset Management, Inc.