Form 10-K
period 2002-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2005-11-17
CIK 874662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-19258
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3022123 (I.R.S. Employer Identification Number)
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
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE
     This filing is a consolidated filing for the fiscal year ended March 31, 2002. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2002, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 2001.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2002
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
     For the tax year ended December 31, 2001 $101,700 of Tax Credits, and net losses of $4,466,763, which resulted from the excess of expenses from operations and losses passed up from the Operating Partnerships over proceeds from interest income and distributions from the Operating Partnerships that were generated by the Projects and were passed through by the Partnership to the Limited Partners on their 2001 K-1’s. (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below).
     For the tax years ended December 31, 2000 $191,858 and December 31, 1999 $1,232,441 approximately of Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners.
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

For the fiscal years ended March 31, 2002 (the “2002 Fiscal Year”), March 31, 2001 (the “2001 Fiscal Year”), and March 31, 2000 (the “2000 Fiscal Year”) the Partnership had cash and cash reserves totaling $153,427, $414,568 and $807,285, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners and also to attempt to avoid Tax Credit Recapture, and for professional fees attributed to costs relating to the negotiations, preparation of contracts to purchase and/or sales agreements, options, due diligence items and closing documents relating to the attempted sales or sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program and to identify and put together an exit strategy for the liquidation of the Partnership (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”) .

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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

AFM RRH LIMITED	Ocala	FL	36	$1,078,799	$80,868	99	50	$265,305	$1,587	$458,608	100
Alachua Villas, Ltd.	Alachua	FL	35	1,044,375	51,575	99	50	224,387	—	387,530	100
Albany Commons, Ltd.	Albany	KY	24	658,765	23,400	99	50	177,929	—	316,212	33
Anderson Country Estates, L.P.	Palmyra	MO	24	579,390	18,340	99	50	122,268	—	250,449	100
Aurora Limited	Aurora	IN	22	1,031,239	51,400	99	50	180,468	1,540	214,400	100
Baker Heights II, L.P.	Martinsburg	WV	32	972,387	53,000	95	50	241,438	—	380,468	50
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,322,490	41,840	99	50	319,017	—	532,285	50
Belfast Housing Associates	Belfast	ME	24	1,115,693	60,500	99	50	282,195	—	470,699	50
Berea Summitt, Ltd.	Shelbyville	KY	15	404,830	5,856	99	50	45,134	—	79,126	33
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	668,228	36,150	95	50	163,186	—	186,588	50
Blades Limited Partnership	Blades	DE	33	1,225,431	66,000	99	50	301,958	—	505,176	50
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	700,638	37,250	95	50	167,124	—	228,002	100
Brentwood Apartments, Ltd.	Flatwoods	KY	21	665,411	36,500	99	50	160,800	—	258,191	50
Briar Hill Apartments, Ltd.	Barbourville	KY	16	362,205	29,654	95	50	88,475	724	134,495	50
Broadway Terrace of Drew, L.P.	Drew	MS	48	1,339,330	73,650	95	50	301,536	—	547,568	100
Bunkie Seniors Apts. Partnership	Bunkie	LA	24	675,659	36,520	95	50	164,759	—	235,643	100
Canal Town Associates	Canastota	NY	6	240,594	12,991	95	50	57,391	—	83,833	50
Canyon Villas L.P.	Fort Benton	MT	10	332,058	10,500	99	50	78,878	—	111,662	100
Cedar Crest Apartments, L.P.	Bourbon	MO	16	384,556	12,200	99	50	95,472	—	179,505	33
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,088,816	60,763	95	50	275,938	818	383,150	50
Citrus Terrace, Ltd.	Sebring	FL	42	1,432,201	71,885	99	50	324,907	—	593,868	100
Cle Elum Apartment Associates	Cle Elum	WA	20	612,980	34,000	95	50	154,188	—	216,836	50
Cleveland Courts, LTD.	Cleveland	MS	18	518,537	27,750	99	50	127,650	—	251,591	33
Clifford Heights Apartments, Ltd.	Stamping Ground	KY	12	378,740	20,564	99	50	93,425	—	154,699	50
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	667,579	35,700	99	50	166,138	—	271,465	50
Cottonwood Seniors Apts. Partnership	Cottonport	LA	24	684,416	21,432	99	50	164,527	—	270,132	100
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	713,450	22,500	99	50	171,159	—	280,477	100
Cypress View Estates, Ltd.	Shaw	MS	24	697,404	37,500	95	50	166,414	—	286,240	50
Delta Terrace Estates, L.P.	Sterlington	LA	24	736,723	39,700	95	50	180,474	—	279,065	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Diamond Court II L.P.	Harrington	DE	32	1,213,842	38,300	99	50	297,192	—	498,582	50
East Magnolia Village, L.P.	Port Gibson	MS	24	646,577	35,000	99	50	161,503	—	245,039	50
Edmonson Properties, Limited	Brownsville	KY	16	463,109	15,470	99	50	118,956	956	206,613	50
Elliott Manor, Ltd.	Sandy Hook	KY	24	757,963	23,960	99	50	184,831	—	341,728	33
Elmwood Estates, L.P.	Monroe	LA	32	1,030,514	32,550	99	50	94,754	—	132,485	50
Fieldcrest, Ltd.	Lexington	KY	16	433,339	23,275	99	50	114,667	—	195,891	50
Flambeau Village, L.P.	Ladysmith	WI	54	1,559,731	723,000	99	50	779,080	—	1,259,360	100
Folsom South Venture	Folsom	LA	12	373,415	20,073	99	50	90,324	—	153,748	50
Forest Park Apartments Ltd.	Lake Butler	FL	32	953,531	43,150	99	50	212,871	—	351,056	50
Franklin Vista II, Ltd.	Anthony	NM	28	875,927	47,250	95	50	216,093	—	337,201	50
Gaslight Square Apartments, Ltd.	Versailles	IN	24	700,512	39,474	95	50	179,152	1,809	255,878	50
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,102,707	59,533	95	50	270,750	—	436,975	50
Gibsland Villas L.P.	Gibsland	LA	24	732,452	42,930	95	50	206,022	—	326,117	50
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	158,541	5,000	99	50	35,221	6,565	60,727	33
Glenmora Apartments Partnership	Glenmora	LA	13	417,982	21,590	99	50	96,605	—	166,161	50
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,257,190	67,650	99	50	304,975	—	499,575	50
Greenwood Associates L.P.	Greenwood	AL	40	1,269,245	66,700	95	50	292,301	—	484,156	100
Hagewood Apartments Ltd.	Natchitoches	LA	16	549,089	29,775	95	50	134,601	1,748	203,027	50
Hickory Square L.P.	Little Rock	AR	40	1,345,056	29,900	95	50	284,550	—	430,038	100
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	493,309	26,796	99	50	120,935	1,154	195,772	50
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,325,315	58,600	99	50	326,541	—	605,974	50
Hillwood, Ltd.	Anderson	AL	12	313,621	16,900	99	50	86,050	—	146,550	50
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,022,264	55,200	95	50	250,676	—	373,163	50
Houston Associates	Lycoming Country	PA	24	939,309	29,850	99	50	234,799	—	411,487	50
Hurricane, Ltd.	Hurricane	UT	24	820,694	70,250	95	50	201,993	—	297,917	50
Indianwood Apartments II, Ltd.	Lafayette	AL	24	614,861	32,800	99	50	113,856	—	176,116	50
Joaquin Apartments, Ltd.	Joaquin	TX	32	740,941	40,000	99	50	181,777	—	283,930	100
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	552,293	29,518	99	50	136,811	—	216,123	50
Kent Summit, Ltd.	Shelbyville	KY	8	243,505	3,330	99	50	57,207	—	100,325	33

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Kingswood II, Ltd.	Mount Olive	MS	24	634,122	34,907	95	50	152,206	—	247,769	50
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	190,529	6,000	99	50	45,711	—	85,295	50
Lake City Village, Ltd.	Lake City	FL	36	1,115,241	63,040	99	50	269,685	—	443,075	100
Lakecrest, Ltd.	Elizabethtown	KY	36	1,022,968	58,620	95	50	266,539	4,671	359,379	45
Lakeview Estates, Ltd.	Lakeview	AR	33	1,018,636	54,700	99	50	249,451	—	455,589	50
Lakewood Apartments II, Ltd.	Lake City	FL	32	857,793	46,350	95	50	212,000	—	341,784	50
Larue Properties, Limited	Hodgenville	KY	24	540,502	23,480	99	50	185,145	—	288,602	50
Las Rosas II, Ltd.	Tularosa	NM	28	905,500	48,820	95	50	221,375	—	343,126	50
Laurelwood Apartments, L.P.	Collierville	TN	35	1,071,534	73,050	95	50	259,302	8,950	365,140	50
Lead Bayou, Ltd.	Cleveland	MS	48	1,310,928	70,600	95	50	236,394	504	405,881	50
Lewis Apartments Company I	Lowville	NY	18	674,160	36,250	99	50	165,773	—	275,041	50
Lewistown Apartments L.P.	Lewistown	MO	12	282,498	15,053	95	50	67,666	—	118,457	50
Lillie Mae’s Retirement Village Apts., L.P.	Chickasha	OK	48	1,089,629	144,500	99	50	299,293	—	489,025	50
Lockport Seniors Apts. Partnership	Donaldsonville	LA	32	845,704	45,400	99	50	217,714	—	332,226	100
Longview Terrace, Ltd.	Decatur	MS	24	683,301	36,700	95	50	159,185	—	284,378	100
Magnolia Plaza, Ltd.	Magnolia	TX	36	945,747	51,000	95	50	231,713	—	336,222	50
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	570,789	18,200	99	50	128,510	—	219,625	50
Many Seniors Apts. Partnership	Many	LA	32	950,434	29,850	99	50	230,490	—	375,147	100
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,024,894	54,880	95	50	249,384	1,997	354,823	50
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	916,954	49,500	95	50	225,188	—	360,777	100
Marion September Housing, L.P.	Marion	KS	20	537,310	29,000	95	50	131,628	1,237	208,378	50
Meadowland Apartments, Ltd.	Iowa	LA	16	516,305	29,332	99	50	129,131	—	193,062	50
Mills-Shapley Partnership, L.P.	Greenville	MS	14	290,035	21,975	99	27.5	82,157	8,625	214,514	100
Mitchell II Limited	Mitchell	IN	24	735,407	38,370	99	50	181,473	—	246,252	100
Mosswood Apartments, Ltd.	Start	LA	24	742,702	36,700	95	50	166,822	—	262,529	50
Mountain View Apartments II, Ltd.	Morehead	KY	24	725,430	39,632	99	50	186,493	1,973	301,237	50
Munfordville Properties, Limited	Munfordville	KY	10	337,257	18,000	95	50	81,248	2,972	119,397	50
M-W Limited Partnership	Westfield	WI	8	234,394	12,740	95	50	58,068	1,795	73,572	100
New Caney Oaks, Ltd.	New Caney	TX	57	1,194,360	65,000	95	50	293,148	—	423,036	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

North Deer Creek, L.P.	Hollandale	MS	24	694,498	38,325	95	50	174,358	—	284,423	50
Oak Valley Place II, L.P.	Knox	IN	18	527,444	28,385	99	50	122,084	—	182,977	50
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	757,651	40,950	95	50	184,861	—	262,436	100
Oakwood Apartments, L.P.	Hannibal	MO	24	576,203	18,186	95	50	140,222	—	242,043	100
Old Oak Estates, L.P.	West Monroe	LA	37	1,229,574	39,570	99	50	306,274	—	492,942	50
Onion Creek, Ltd.	Buda	TX	32	812,459	44,561	95	50	199,101	—	306,875	50
Orchard Commons, Ltd.	Crab Orchard	KY	16	401,998	16,110	99	50	122,449	—	222,978	33
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,042,082	32,570	95	50	236,615	1,600	415,484	33
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	838,730	22,970	95	50	171,475	—	302,456	33
Park Place East Associates	Muncy	PA	24	896,083	30,250	99	50	241,188	—	375,183	33
Park Place North Associates	Muncy	PA	16	597,204	32,300	99	50	146,836	—	249,828	33
Parkwood Associates, L.P.	Stateline	MS	24	664,771	20,920	99	50	164,700	—	283,594	50
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,055,272	57,700	95	50	262,777	—	404,287	50
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	701,164	37,500	99	50	178,638	—	266,191	100
Perry Apartments L.P.	Perry	MO	8	182,500	9,895	95	50	44,222	—	61,957	100
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,470,594	78,947	99	50	362,966	—	604,737	50
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	719,338	36,500	95	50	164,502	—	241,817	100
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	570,860	18,000	99	50	138,379	—	214,706	50
Regency Associates, Ltd.	Sumrall	MS	24	645,736	34,778	95	50	158,045	—	232,670	50
Reservoir Hill Limited Partnership V	Baltimore	MD	18	560,092	200	99	50	577,891	—	1,111,527	33
Reynolds & Associates, First St., L.P.	Durant	OK	32	834,598	55,600	95	50	106,464	820	310,304	100
Reynolds & Associates, N. Place III, L.P.	Calera	OK	16	436,191	23,500	95	50	204,752	1,167	171,226	100
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,366,947	73,324	95	50	312,000	—	458,553	50
Ridgecrest Properties Ltd.	Bridgeport	AL	24	674,413	36,300	95	50	164,784	—	200,224	50
River View Apartments, L.P.	Canton	MO	8	47,610	9,950	99	50	21,494	—	35,514	100
Riverbend Apartments, Ltd.	Delta	LA	16	480,335	26,300	95	50	119,075	—	173,454	50
Rolling Meadow II L.P.	Greensboro	MD	26	982,715	53,000	99	50	244,480	—	387,181	50
Russell “September” Housing, L.P.	Russell	KS	12	321,149	17,400	95	50	78,492	—	122,763	50
Sacramento, Ltd.	Cloudcraft	NM	20	787,452	45,230	95	50	194,175	—	291,128	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Sleepy Oaks Limited Partnership	West Branch	MI	12	288,983	25,265	95	50	82,239	811	114,864	0
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	500,277	22,220	99	50	125,254	—	209,081	50
Southeastern Associates, Ltd.	Hammond	LA	42	1,339,286	72,400	99	50	314,798	—	493,637	50
Southern Apartments Partnership	Iota	LA	20	585,471	32,759	95	50	142,358	—	206,627	100
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	723,228	55,537	99	50	183,090	—	281,587	50
St. Rose Associates, Ltd.	St. Rose	LA	24	752,794	29,803	99	50	182,093	—	313,243	50
Streamside Associates	Frankfort	NY	24	902,213	40,150	99	50	238,335	—	390,384	50
Sullivan Garden Apartments, L.P.	Sullivan	MO	23	165,517	9,275	99	50	80,933	—	133,267	100
Summer Place, Ltd.	St. Helen	MI	12	333,793	18,050	95	50	81,457	587	119,006	0
Sun Rise North Ltd.	Guntersville	AL	48	1,475,848	46,800	99	50	362,362	—	542,817	50
Sunrise Apartments L.P.	Milton	WV	12	376,258	77,000	99	50	82,532	—	125,092	50
Taft Gardens, Ltd.	Taft	TX	24	620,153	33,500	95	50	151,792	—	212,300	50
Taft Terrace, Ltd.	Taft	TX	32	826,872	44,700	95	50	202,669	—	300,130	50
Timberline Apartments	Wilburton	OK	24	614,979	33,400	95	50	151,443	—	215,113	95
Valley Limited, L.P.	Vevay	IN	24	682,495	22,500	99	50	128,592	—	243,608	100
Valley Place Associates	Elysburg	PA	32	1,274,172	67,200	99	50	311,318	—	566,031	50
Wayland Apartments, L.P.	Wayland	MO	8	189,096	10,211	95	50	45,771	—	70,896	50
West Meadow Apartments II, Ltd.	Geneva	AL	32	840,602	47,900	95	50	187,250	—	302,093	50
Wexford Associates	Littleton	ME	16	803,117	40,000	99	50	175,185	2,919	312,054	50
Willow Haven Apartments, L.P.	Delhi	LA	44	1,375,122	78,391	95	50	323,906	—	495,071	50
Wilson Lake Associates	Wilton	ME	34	1,601,232	85,900	99	50	400,896	—	678,288	50
Wolcott Associates	Wolcott	NY	40	1,407,725	77,936	99	50	353,080	—	563,212	50
Woodcrest Apartments, L.P.	Lafayette	TN	32	956,767	62,000	95	50	233,994	7,278	334,565	50
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	—	225,304	0
Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57		36,893	248,172	0

			3,548	$106,716,484	$6,101,579			$26,529,143	$101,700	$43,068,915
Glossary

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2001	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

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
Accumulated LIHC (from Inception of Bayfield) — The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/01.

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
Item 3. Legal Proceedings
See discussion of applicable legal proceedings above in “Item 2. Properties” above.
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
Approximate Number of Security Holders
     As of December 31, 2001, there were approximately 1,842 holders of Limited Partnership Interests.
Distributions
     No distributions were made to Limited Partners for fiscal years ending March 31, 2002, March 31, 2001, and March 31, 2000.

Item 6. Selected Financial Data
     The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2002, 2001, 2000, 1999 and 1998. This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.
OPERATIONS

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998
Interest income	$3,964	$44,776	$28,378	$63,763	$78,291
Other Income	950	1,500	1,334	1,600	10,379

	4,914	46,276	29,712	65,363	88,670
Equity in income (loss) of Operating Partnerships	(419,279)	(275,803)	(142,167)	(51,639)	(873,489)
Expenses	(348,307)	(582,098)	(418,424)	(402,617)	(471,868)

Net income (loss)	$(762,672)	$(811,624)	$(530,879)	$(388,893)	$(1,256,687)

Net income (loss) per 0.05% Partnership Interest	$(381)	$(406)	$(265)	$(194)	$(628)
Cash Distributions Per 0.05% Partnership Interest	$0	$0	$0	$0	$0

	As of	As of	As of	As of	As of
Balance Sheet	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998
Total Assets	$827,038	$1,564,027	$2,267,963	$2,732,346	$3,077,981
Total Liabilities	$232,352	$216,131	$160,143	$153,975	$147,852
Partners’ Capital	$594,686	$1,347,896	$2,107,820	$2,578,371	$2,930,129

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
     Prior to calendar 1995, the Partnership’s primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their Investor Notes. Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2002, an aggregate of $1,047,733 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectible. These amounts are not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners’ Capital section of the balance sheet and since the defaulted investor units have not been cancelled. The aggregate amount outstanding and past due was $1,057,195 for the fiscal year ending March 31, 2001 and $1,118,845 for the fiscal year ending March 31, 2000.
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
Liquidity
     The Partnership’s principal uses of funds are its operating and sales expenses and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balance of such contractual obligations at each of March 31, 2002 and March 31, 2001 was $83,588 and March 31, 2000 was $94,535 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that, except for the Continental pre-petition expenses and 8% Interest Obligation, were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.
     For the 2002 Fiscal Year, the 2001 Fiscal Year, and the 2000 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) $9,462, $51,700 and $60,614 from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and
(ii) None from interest income on the Investor Notes during any of these years; however $3,964, $44,776 and $28,378, respectively, of interest income on deposits maintained in escrow accounts pursuant to the Plan were received.
(iii) $35,060, $ -0- and $ -0- from proceeds of sales of partnership interests.
For the 2002 Fiscal Year, the 2001 Fiscal Year, and the 2000 Fiscal Year, the uses of funds by the Partnership were as follows:
(i) $-0-, $10,947 and $ -0-, respectively, for capital contributions to the Operating Partnerships;
(ii) $222,815, $431,191 and $292,376, respectively, for professional fees. For the 2002 Fiscal Year professional fees were attributed to professional costs incurred in connection with the Second Exclusivity Agreement and negotiations and drafting of agreements with Dominium to pursue a possible tender offer for some or all of the Limited Partnership Interest, preparation of SEC reports, defaulted investor litigation and the preparation of agreements and amended partnership agreements for Operating Partnerships with interests being transferred.
(iii) $125,492, $150,906 and $126,048, respectively, for operating expenses; and
(iv) None for payments of Continental pre-petition expenses in accordance with the Plan.
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

          The net decrease in cash held by the Partnership was $261,141 for the 2002 Fiscal Year, $392,717 for the 2001 Fiscal Year and $290,682 for the 2000 Fiscal Year. As discussed above in “Item 1. — Description of Business”, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership obtained loans secured by and also began accepting offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects (See “Liquidity” and “Item 2. Properties” above).
          However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.
Results of Operations
          Expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which was comprised principally of proceeds from interest income and miscellaneous items by $762,672 for the 2002 Fiscal Year, $811,624 for the 2001 Fiscal Year and $530,879 for the 2000 Fiscal Year.
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
     Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2001, $101,700, or approximately $51 per 0.05% of Partnership Interest;

•	December 31, 2000, $191,858, or approximately $96 per 0.05% of Partnership Interest; and

•	December 31, 1999, $1,232,441, or approximately $616 per 0.05% of Partnership Interest.
          Interest income decreased by approximately 91% for the 2002 Fiscal Year from the 2001 Fiscal Year, and decreased by 55% for the 2000 Fiscal Year from the 1999 Fiscal Year due to due primarily to the decrease in the Partnership’s cash balances resulting from the end of the investor pay-in period as of December 31, 1994 and the Partnership’s collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnerships reserves to maintain its operations while seeking an exit strategy, and increased by approximately 158% from the 2000 Fiscal Year due to interest income on a savings account.
          The net loss was $762,672 for the 2002 Fiscal Year, $811,624 for the 2001 Fiscal Year, and $530,879 for the 2000 Fiscal Year. The equity in income or losses from Operating Partnerships fluctuate from year to year based on the results of operations from the Projects. The net losses include equity in loss of the Operating Partnerships of $419,279 for the 2002 Fiscal Year, $275,803 for the 2001 Fiscal Year, and $142,167 for the 2000 Fiscal Year, which amounts consist primarily of depreciation expenses from the Operating Partnerships. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1’s and each Limited Partner is to calculate basis limitation separately.
          Management fees paid were $119,500 for the 2002, 2001 and 2000 Fiscal Years.
          Professional fees of approximately $222,815 in the 2002 Fiscal Year included fees incurred in connection with the Second Exclusivity Agreement and negotiations and drafting of agreements with Dominium to pursue a possible tender offer for some or all of the Limited Partnership Interest, preparation of SEC reports, defaulted investor litigation and the preparation of agreements and amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $431,191 in the 2001 Fiscal Year included fees incurred in connection with the Exclusivity Agreement, negotiations, drafting agreements and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $292,376 in the 2000 Fiscal Year included fees incurred in connection with negotiations leading up to the Exclusivity Agreement and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, work related to defaulted developers, their removal from the Operating Partnerships and litigation in connection therewith and defaulted Investor litigation and other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.

          No interest expense was incurred in the 2002, 2001, and 2000 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.
          No amortization of organization costs were incurred in the 2002, 2001, and 2000 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.
          Other income of approximately $950 in the 2002 Fiscal Year, $1,500 in the 2001 Fiscal Year and $1,334 in the 2000 Fiscal Year was recorded as a result of miscellaneous items, and the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager’s Management Agreement.
          Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement (described in “Item 1. Business – Organization” above) and the Management Agreement (described in “Item 11. Executive Compensation — Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2002 Fiscal Year, the 2001 Fiscal Year and the 2000 Fiscal Year the Partnership paid nothing to the Independent Manager toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.
          The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $1,700,000 [[per audit]]as of March 31, 2002 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see “Item 2. Properties” above), any unpaid or accrued annual distributions due the Partnership (see “Overview” above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,379,645 as of March 31, 2002 .

          The Partnership is organized as a limited partnership and is a “pass through” entity, which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 2001, 2000 and 1999 the Limited Partners were allocated $101,700, $191,858 and $1,232,441, respectively, in Tax Credits, or approximately $51, $96 and $616 per 0.05% of Partnership Interest, respectively.
          The following is financial data for the Partnership that reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 2001.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2001	2001	2001	2000	2000	2000
Investments in Operating Limited Partnerships	$721,447	$725,197	$746,947	$1,008,363	$1,045,799	$1,070,521
Other Assets:
Cash	116,913	189,469	273,173	519,213	633,778	760,718
Loans to Operating Partnerships	341,771	358,221	360,471	372,296	352,546	352,446

	1,180,131	1,272,887	,380,591	1,899,872	2,032,123	2,183,685

	LIABILITIES AND PARTNERS’ CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2001	2001	2001	2000	2000	2000
Liabilities:
Accounts payable & accrued expenses	42,878	56,653	56,986	93,096	24,208	46,584
Contributions payable to operating partnerships	83,588	83,588	83,588	68,649	94,535	94,535

	126,466	140,241	140,574	161,745	118,743	141,119

Partners’ Capital:
Limited partners	2,101,383	2,186,864	2,294,804	2,793,650	2,968,603	3,104,418
General partner	15	15	15	15	15	15
Subscriptions receivable	(1,047,733)	(1,054,233)	(1,054,802)	(1,055,538)	(1,055,238)	(1,061,867)

	1,053,665	1,132,646	1,240,017	1,738,127	1,913,380	2,042,566

	1,180,131	1,272,887	1,380,591	1,899,872	2,032,123	2,183,685

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2001	2000
Interest Income	$2,507	$17,476
Other	125	375

	2,632	17,851

Equity in income (losses) of Operating Partnerships	(21,000)	(21,000)

Expenses:
Management fees	29,875	29,875
Professional services	46,710	73,413
Developer Class Representative	15,000	15,000
Other expense	319	795

	91,904	119,083

Net income (loss)	$(110,272)	$(122,232)

Net income (loss) allocated to General Partner	$(0)	$(0)

Net income (loss) allocated to Limited Partners	$(110,272)	$(122,232)

Net income (loss) per .05% L. P. Interest	$(55)	$(61)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Interest Income	$847	$8,356	$3,355	$25,832
Other	125	500	250	875

	972	8,856	3,605	26,707

Equity in income (losses) of Operating Partnerships	(21,000)	(21,000)	(42,000)	(42,000)

Expenses:
Management fees	29,875	29,875	59,750	59,750
Professional services	57,874	91,381	104,585	164,795
Developer Class Representative	—	—	15,000	15,000
Other expense	163	2,415	482	3,209

	87,912	123,671	179,817	242,754

Net loss	$(107,940)	$(135,815)	$(218,212)	$(258,047)

Net income (loss) allocated to General Partner	$(0)	$(1)	$(1)	$(1)

Net income (loss) allocated to Limited Partners	$(107,940)	$(135,814)	$(218,211)	$(258,046)

Net income (loss) per .05% L. P. Interest	$(54)	$(68)	$(109)	$(129)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000
Interest Income	$426	$12,535	$3,780	$38,367
Other	275	375	525	1,250

	701	12,910	4,305	39,617

Equity in income (losses) of Operating Partnerships	170,802	(21,000)	128,802	(63,000)

Expenses:
Management fees	29,875	29,875	89,625	89,625
Professional services	140,609	136,670	245,193	301,466
Developer Class Representative	—	—	15,000	15,000
Other expense	404	318	886	3,527

	170,888	166,863	350,704	409,618

Net income (loss)	$615	$(174,953)	$(217,597)	$(433,001)

Net income (loss) allocated to General Partner	$0	$(1)	$(1)	$(2)

Net income (loss) allocated to Limited Partners	$615	$(174,952)	$(217,596)	$(432,999)

Net income (loss) per .05% L. P. Interest	$0	$(87)	$(109)	$(216)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(110,272)	(122,232)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	21,000	64,443

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(73,165)	37,953

Total adjustments	(52,165)	102,396

Net cash used by operating activities	(162,437)	(19,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	19,891	(27,406)
Sales proceeds — partnership interest
Loan proceeds — Dominium

Net cash provided by investing activities	19,891	(27,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	1,150	675

Net cash provided by financing activities	1,150	675

NET INCREASE (DECREASE) IN CASH	(141,396)	(46,567)

CASH BALANCE, BEGINNING OF PERIOD	414,568	807,285

CASH BALANCE, END OF PERIOD	273,172	760,718

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(107,940)	(135,815)	(218,212)	(258,047)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	21,000	21,000	42,000	85,443

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	237	(15,747)	(72,928)	22,206

Total adjustments	21,237	5,253	(30,928)	107,649

Net cash used by operating activities	(86,703)	(130,562)	(249,140)	(150,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	750	3,722	20,641	(23,684)
Sales proceeds — partnership interest			0	0
Loan proceeds — Dominium			0	0

Net cash provided by investing activities	750	3,722	20,641	(23,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	2,250	(100)	3,400	575

Net cash provided by financing activities	2,250	(100)	3,400	575

NET INCREASE (DECREASE) IN CASH	(83,703)	(126,940)	(225,099)	(173,507)

CASH BALANCE, BEGINNING OF PERIOD	273,172	760,718	414,568	807,285

CASH BALANCE, END OF PERIOD	189,469	633,778	189,469	633,778

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	615	(174,953)	(217,597)	(433,000)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	(46,582)	21,000	(4,582)	106,443

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(13,775)	48,838	(86,703)	71,044

Total adjustments	(60,357)	69,838	(91,285)	177,487

Net cash used by operating activities	(59,742)	(105,115)	(308,882)	(255,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	3,750	16,436	24,391	(7,248)
Sales proceeds — partnership interest			0	0
Loan proceeds — Dominium			0	0

Net cash provided by investing activities	3,750	16,436	24,391	(7,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(16,450)	(25,886)	(13,050)	(25,311)

Net cash provided by financing activities	(16,450)	(25,886)	(13,050)	(25,311)

NET INCREASE (DECREASE) IN CASH	(72,442)	(114,565)	(297,541)	(288,072)

CASH BALANCE, BEGINNING OF PERIOD	189,469	633,778	414,568	807,285

CASH BALANCE, END OF PERIOD	117,027	519,213	117,027	519,213

     The net loss for each quarter is comprised primarily of the Partnership’s equity in losses of the Operating Partnerships consisting primarily of deprecation expense of the Operating Partnerships which are passed through to the Partnership, and expenses for each quarter include management fees and expense for professional services. The equity in losses of the Operating Partnerships also includes any income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program.
     The net loss was $615 for the quarter ended December 31, 2001, and a net loss of $107,940 for the quarter ended September 30, 2001, and net loss of $110,272 for the quarter ended June 30, 2001, respectively, as compared to the net income of $174,953 for the quarter ended December 31, 2000, $135,815 for the quarter ended September 30, 2000, and $122,232 for the quarter ended June 30, 2000.
     The quarter-to-quarter comparison of income or loss may not be meaningful, as the Partnership’s income of the Operating Partnerships vary from quarter-to-quarter depending upon the closing date of the sale of the Partnership’s Interests in the Projects, and the expenses for professional services fluctuate depending upon the services being rendered for the quarter.
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
The members of the Investor Committee are as follows:
     Fran Hoaglund, Chair, 62. President of Tax Equity Associates for over 23 years. Financial planner and tax specialist for more than 25 years. Holder of an Interest.
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

	SUMMARY COMPENSATION TABLE
	Annual Compensation
	Fiscal Year		Other
Name and Principal Position	Ended	Fee	Compensation (1)
Megan Asset Management, Inc. -	3/31/02	$119,500	$16,500
Independent Manager (1)	3/31/01	$119,500	$49,800
	3/31/00	$119,500	$16,774

(1)	Consists of payment for reimbursement of expenses and services rendered other than pursuant to the Management Agreement.

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
     The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989. As of March 31, 2002 the total amount remaining due, plus accrued interest was $4,759,290, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan. With respect to the above 25% of gross fees earned from any of the Operating Partnerships, $950, $1,500 and $1,125 were due and paid to the Partnership respectively for the 2002, 2001 and 2000 Fiscal Years.
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

Compensation of the Investors Committee
     The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $8,255, and $9,290, and $9,334 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2002, March 31, 2001, and March 31, 2000. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.
Item 13. Certain Relationships and Related Transactions.
Gary L. Maddock P.C.
     Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management’s Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law. The Partnership paid Gary L. Maddock P.C. approximately $171,766 in fees and expenses related to services rendered to the Partnership, during the 2002 Fiscal Year.
Paul J. Maddock P.C.
     Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management’s President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $43,575 in accounting fees during the 2002 Fiscal Year related to tax return services rendered to Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services, which are, when and if collected, reimbursed to the Partnership.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Financial Statements and Financial Statement Schedules
•	Reports of Independent Accountants

•	Balance Sheets as of March 31, 2001, March 31, 2000 and March 31, 1999

•	Statements of Operations for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1998

•	Statements of Changes in Partners’ Capital for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999 Statements of Cash Flows for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999

•	Notes to Financial Statements as of March 31, 2001,
(b)	Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

Exhibit No.	Name of Exhibit
*2(a)	Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2(a)(i)	Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2(a)(ii)	Order Amending Confirmation Order, dated October 3, 1990.

*2(b)	Order Clarifying Joint Plan dated December 11, 1990.

*2(c)	Order Modifying Joint Plan entered March 6, 1991.

*2(c)(i)	Order Amending Confirmation Order, dated April 8, 1991.

*2(d)	Second Order Modifying Joint Plan entered June 22, 1992.

*2(e)	Final Decree, dated May 20, 1993.

*3(a)	Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4(a)	Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership

Exhibit No.	Name of Exhibit
*10(a)	Amended and Restated Management Agreement dated as of December 23, 1991.

*10(b)	Form of Partnership Interest Security Agreement with Developer.

*10(c)	Form of Unfinanced Note Security Agreement with Developers.

*10(d)	Form of Loan and Security Agreement.

*10(e)	Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10(f)	Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

13	Report of Independent Accountants, Financial Statements and Notes thereto

*28(a)	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28(b)	Investor Notes.

*28(c)	Agreements and Certificate of Limited Partnership of the Operating Partnerships.

31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
(c)	Reports on Form 8-K
     None

*	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

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