Form 10-K
period 2003-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2005-11-17
CIK 874662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2003 or

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
          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE
          This filing is a consolidated filing for the fiscal year ended March 31, 2003. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2003, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 2002.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2003
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
     A majority of the Projects received financing under Section 515 of the Housing Act of 1949, as amended (“Section 515”), which authorized Rural Housing Service, the successor agency to the Farmers Home Administration of the Department of Agriculture (collectively referred to here in as “RD”) to provide direct below-market-rate mortgage loans for rural rental housing.
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
          For the tax year ended December 31, 2002 approximately $93,657 of Tax Credits, and net losses of $3,074,937, which resulted from the excess of expenses from operations and losses passed up from the Operating Partnerships over proceeds from the sale of Operating Partnership interests pursuant to its Liquidity Program (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, below).
          Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2001, $101,700;

•	December 31, 2000, $191,858; and

•	December 31, 1999 $1,232,441
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
          Purpose (ii) — the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, below);
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

For the fiscal years ended March 31, 2003 (the “2003 Fiscal Year”), March 31, 2002 (the “2002 Fiscal Year”), and March 31, 2001 (the “2001 Fiscal Year”) the Partnership had cash and cash reserves totaling $55,442, $153,427 and $414,568, respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners and also to attempt to avoid Tax Credit Recapture, and for professional fees attributed to costs relating to the negotiations, preparation of contracts to purchase and/or sales agreements, options, due diligence items and closing documents relating to the attempted sales or sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”) .

b)	Provided to the extent available cash distributions to the Limited Partners.

Beyond those previously made, the Partnership does not expect to make material distributions, even upon liquidation of the Partnership, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects, the payment of the Partnership’s obligations and the costs of the sale of the Partnership’s Interests in the Operating Partnerships, its principal assets, which have little value (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Overview” and “Liquidity”).
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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

AFM RRH LIMITED	Ocala	FL	36	$1,073,864	$80,868	99	50	$265,305	$1,587	$460,195	100
Alachua Villas, Ltd.	Alachua	FL	35	1,040,364	51,575	99	50	224,387	—	387,530	100
Albany Commons, Ltd.	Albany	KY	24	643,210	23,400	99	50	177,929	—	316,212	33
Anderson Country Estates, L.P.	Palmyra	MO	24	577,365	18,340	99	50	122,268	—	250,449	100
Baker Heights II, L.P.	Martinsburg	WV	32	968,931	53,000	95	50	241,438	—	380,468	50
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,317,861	41,840	99	50	319,017	—	532,285	50
Belfast Housing Associates	Belfast	ME	24	1,111,203	60,500	99	50	282,195	—	470,699	50
Berea Summitt, Ltd.	Shelbyville	KY	15	394,835	5,856	99	50	45,134	—	79,126	33
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	665,739	36,150	95	50	163,186	—	186,588	50
Blades Limited Partnership	Blades	DE	33	1,221,617	66,000	99	50	301,958	—	505,176	50
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	693,477	37,250	95	50	167,124	—	228,002	100
Brentwood Apartments, Ltd.	Flatwoods	KY	21	657,348	36,500	99	50	160,800	—	258,191	50
Briar Hill Apartments, Ltd.	Barbourville	KY	16	361,874	29,654	95	50	88,475	725	135,220	50
Broadway Terrace of Drew, L.P.	Drew	MS	48	1,339,330	73,650	95	50	301,536	—	547,568	100
Bunkie Seniors Apts. Partnership	Bunkie	LA	24	668,969	36,520	95	50	164,759	—	235,643	100
Canal Town Associates	Canastota	NY	6	239,779	12,991	95	50	57,391	—	83,833	50
Canyon Villas L.P.	Fort Benton	MT	10	331,025	10,500	99	50	78,878	—	111,662	100
Cedar Crest Apartments, L.P.	Bourbon	MO	16	383,272	12,200	99	50	95,472	—	179,505	33
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,081,305	60,763	95	50	275,938	818	383,968	50
Citrus Terrace, Ltd.	Sebring	FL	42	1,425,154	71,885	99	50	324,907	—	593,868	100
Cle Elum Apartment Associates	Cle Elum	WA	20	608,938	34,000	95	50	154,188	—	216,836	50
Cleveland Courts, LTD.	Cleveland	MS	18	516,877	27,750	99	50	127,650	—	251,591	33
Clifford Heights Apartments, Ltd.	Stamping Ground	KY	12	375,184	20,564	99	50	93,425	—	154,699	50
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	665,535	35,700	99	50	166,138	—	271,465	50
Cottonwood Seniors Apts. Partnership	Cottonport	LA	24	678,676	21,432	99	50	164,527	—	270,132	100
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	707,431	22,500	99	50	171,159	—	280,477	100
Cypress View Estates, Ltd.	Shaw	MS	24	694,982	37,500	95	50	166,414	—	286,240	50
Delta Terrace Estates, L.P.	Sterlington	LA	24	734,276	39,700	95	50	180,474	—	279,065	50
Diamond Court II L.P.	Harrington	DE	32	1,210,245	38,300	99	50	297,192	—	498,582	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

East Magnolia Village, L.P.	Port Gibson	MS	24	643,994	35,000	99	50	161,503	—	245,039	50
Edmonson Properties, Limited	Brownsville	KY	16	458,964	15,470	99	50	118,956	956	207,569	50
Elliott Manor, Ltd.	Sandy Hook	KY	24	754,169	23,960	99	50	184,831	—	341,728	33
Elmwood Estates, L.P.	Monroe	LA	32	1,027,281	32,550	99	50	94,754	—	132,485	50
Fieldcrest, Ltd.	Lexington	KY	16	431,787	23,275	99	50	114,667	—	195,891	50
Flambeau Village, L.P.	Ladysmith	WI	54	1,530,190	723,000	99	50	779,080	—	1,259,360	100
Folsom South Venture	Folsom	LA	12	371,972	20,073	99	50	90,324	—	153,748	50
Forest Park Apartments Ltd.	Lake Butler	FL	32	1,098,911	43,150	99	50	212,871	—	351,056	50
Franklin Vista II, Ltd.	Anthony	NM	28	872,740	47,250	95	50	216,093	—	337,201	50
Gaslight Square Apartments, Ltd.	Versailles	IN	24	697,556	39,474	95	50	179,152	1,813	257,691	50
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,098,700	59,533	95	50	270,750	—	436,975	50
Gibsland Villas L.P.	Gibsland	LA	24	723,484	42,930	95	50	206,022	—	326,117	50
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	157,974	5,000	99	50	35,221	4,923	65,650	33
Glenmora Apartments Partnership	Glenmora	LA	13	416,198	21,590	99	50	96,605	—	166,161	50
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,252,574	67,650	99	50	304,975	—	499,575	50
Greenwood Associates L.P.	Greenwood	AL	40	1,264,789	66,700	95	50	292,301	—	484,156	100
Hagewood Apartments Ltd.	Natchitoches	LA	16	545,910	29,775	95	50	134,601	—	203,027	50
Hickory Square L.P.	Little Rock	AR	40	1,343,392	29,900	95	50	284,550	—	430,038	100
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	488,467	26,796	99	50	120,935	1,154	196,926	50
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,320,280	58,600	99	50	326,541	—	605,974	50
Hillwood, Ltd.	Anderson	AL	12	312,498	16,900	99	50	86,050	—	146,550	50
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,018,785	55,200	95	50	250,676	—	373,163	50
Houston Associates	Lycoming Country	PA	24	935,613	29,850	99	50	234,799	—	411,487	50
Hurricane, Ltd.	Hurricane	UT	24	817,440	70,250	95	50	201,993	—	297,917	50
Indianwood Apartments II, Ltd.	Lafayette	AL	24	613,141	32,800	99	50	113,856	—	176,116	50
Joaquin Apartments, Ltd.	Joaquin	TX	32	738,187	40,000	99	50	181,777	—	283,930	100
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	550,560	29,518	99	50	136,811	—	216,123	50
Kent Summit, Ltd.	Shelbyville	KY	8	241,284	3,330	99	50	57,207	—	100,325	33
Kingswood II, Ltd.	Mount Olive	MS	24	630,683	34,907	95	50	152,206	—	247,769	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	189,897	6,000	99	50	45,711	—	85,295	50
Lake City Village, Ltd.	Lake City	FL	36	1,111,425	63,040	99	50	269,685	—	443,075	100
Lakecrest, Ltd.	Elizabethtown	KY	36	1,012,967	58,620	95	50	266,539	4,671	364,050	45
Lakeview Estates, Ltd.	Lakeview	AR	33	1,014,929	54,700	99	50	249,451	—	455,589	50
Lakewood Apartments II, Ltd.	Lake City	FL	32	854,704	46,350	95	50	212,000	—	341,784	50
Larue Properties, Limited	Hodgenville	KY	24	519,190	23,480	99	50	185,145	—	288,602	50
Las Rosas II, Ltd.	Tularosa	NM	28	902,231	48,820	95	50	221,375	—	343,126	50
Laurelwood Apartments, L.P.	Collierville	TN	35	1,046,508	73,050	95	50	259,302	8,946	374,086	50
Lead Bayou, Ltd.	Cleveland	MS	48	1,306,356	70,600	95	50	236,394	504	406,385	50
Lewis Apartments Company I	Lowville	NY	18	671,590	36,250	99	50	165,773	—	275,041	50
Lewistown Apartments L.P.	Lewistown	MO	12	281,059	15,053	95	50	67,666	—	118,457	50
Lillie Mae’s Retirement Village Apts., L.P.	Chickasha	OK	48	1,085,988	144,500	99	50	299,293	—	489,025	50
Lockport Seniors Apts. Partnership	Donaldsonville	LA	32	837,825	45,400	99	50	217,714	—	332,226	100
Longview Terrace, Ltd.	Decatur	MS	24	681,070	36,700	95	50	159,185	—	284,378	100
Magnolia Plaza, Ltd.	Magnolia	TX	36	942,167	51,000	95	50	231,713	—	336,222	50
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	568,544	18,200	99	50	128,510	—	219,625	50
Many Seniors Apts. Partnership	Many	LA	32	942,609	29,850	99	50	230,490	—	375,147	100
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,022,080	54,880	95	50	249,384	1,997	356,820	50
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	913,291	49,500	95	50	225,188	—	360,777	100
Marion September Housing, L.P.	Marion	KS	20	535,061	29,000	95	50	131,628	1,237	209,615	50
Meadowland Apartments, Ltd.	Iowa	LA	16	514,487	29,332	99	50	129,131	—	193,062	50
Mills-Shapley Partnership, L.P.	Greenville	MS	14	279,612	21,975	99	27.5	82,157	6,544	221,058	100
Mitchell II Limited	Mitchell	IN	24	733,705	38,370	99	50	181,473	—	246,252	100
Mosswood Apartments, Ltd.	Start	LA	24	739,238	36,700	95	50	166,822	—	262,529	50
Mountain View Apartments II, Ltd.	Morehead	KY	24	721,977	39,632	99	50	186,493	1,974	303,211	50
Munfordville Properties, Limited	Munfordville	KY	10	336,250	18,000	95	50	81,248	1,973	121,370	50
M-W Limited Partnership	Westfield	WI	8	233,306	12,740	95	50	58,068	1,739	75,311	100
New Caney Oaks, Ltd.	New Caney	TX	57	1,188,786	65,000	95	50	293,148	—	423,036	50
North Deer Creek, L.P.	Hollandale	MS	24	691,830	38,325	95	50	174,358	—	284,423	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Oak Valley Place II, L.P.	Knox	IN	18	525,718	28,385	99	50	122,084	—	182,977	50
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	750,149	40,950	95	50	184,861	—	262,436	100
Oakwood Apartments, L.P.	Hannibal	MO	24	574,510	18,186	95	50	140,222	—	242,043	100
Old Oak Estates, L.P.	West Monroe	LA	37	1,224,995	39,570	99	50	306,274	—	492,942	50
Onion Creek, Ltd.	Buda	TX	32	809,502	44,561	95	50	199,101	—	306,875	50
Orchard Commons, Ltd.	Crab Orchard	KY	16	388,891	16,110	99	50	122,449	—	222,978	33
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,039,383	32,570	95	50	236,615	1,600	417,084	33
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	835,528	22,970	95	50	171,475	—	302,456	33
Park Place East Associates	Muncy	PA	24	893,554	30,250	99	50	241,188	—	375,183	33
Park Place North Associates	Muncy	PA	16	594,979	32,300	99	50	146,836	—	249,828	33
Parkwood Associates, L.P.	Stateline	MS	24	662,785	20,920	99	50	164,700	—	283,594	50
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,051,186	57,700	95	50	262,777	—	404,287	50
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	698,879	37,500	99	50	178,638	—	266,191	100
Perry Apartments L.P.	Perry	MO	8	181,777	9,895	95	50	44,222	—	61,957	100
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,465,587	78,947	99	50	362,966	—	604,737	50
Pontotoc Ridge, Ltd.	Pontotoc	MS	24	719,338	36,500	95	50	164,502	—	241,817	100
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	569,098	18,000	99	50	138,379	—	214,706	50
Regency Associates, Ltd.	Sumrall	MS	24	643,313	34,778	95	50	158,045	—	232,670	50
Reservoir Hill Limited Partnership V	Baltimore	MD	18	508,747	200	99	50	577,891	—	1,111,527	33
Reynolds & Associates, N. Place III, L.P.	Calera	OK	16	434,699	23,500	95	50	204,752	1,132	172,358	100
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,362,729	73,324	95	50	312,000	—	458,553	50
Ridgecrest Properties Ltd.	Bridgeport	AL	24	672,136	36,300	95	50	164,784	—	200,224	50
River View Apartments, L.P.	Canton	MO	8	42,474	9,950	99	50	21,494	—	35,514	100
Riverbend Apartments, Ltd.	Delta	LA	16	477,707	26,300	95	50	119,075	—	173,454	50
Rolling Meadow II L.P.	Greensboro	MD	26	979,707	53,000	99	50	244,480	—	387,181	50
Russell “September” Housing, L.P.	Russell	KS	12	319,905	17,400	95	50	78,492	—	122,763	50
Sacramento, Ltd.	Cloudcraft	NM	20	784,283	45,230	95	50	194,175	—	291,128	50
Sleepy Oaks Limited Partnership	West Branch	MI	12	283,083	25,265	95	50	82,239	811	115,675	0
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	498,770	22,220	99	50	125,254	—	209,081	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Southeastern Associates, Ltd.	Hammond	LA	42	1,333,760	72,400	99	50	314,798	—	493,637	50
Southern Apartments Partnership	Iota	LA	20	579,709	32,759	95	50	142,358	—	206,627	100
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	718,734	55,537	99	50	183,090	—	281,587	50
St. Rose Associates, Ltd.	St. Rose	LA	24	746,349	29,803	99	50	182,093	—	313,243	50
Streamside Associates	Frankfort	NY	24	894,859	40,150	99	50	238,335	—	390,384	50
Sullivan Garden Apartments, L.P.	Sullivan	MO	23	279,834	9,275	99	50	80,933	—	133,267	100
Summer Place, Ltd.	St. Helen	MI	12	332,368	18,050	95	50	81,457	587	119,593	0
Sun Rise North Ltd.	Guntersville	AL	48	1,470,612	46,800	99	50	362,362	—	542,817	50
Sunrise Apartments L.P.	Milton	WV	12	374,766	77,000	99	50	82,532	—	125,092	50
Taft Gardens, Ltd.	Taft	TX	24	617,558	33,500	95	50	151,792	—	212,300	50
Taft Terrace, Ltd.	Taft	TX	32	823,412	44,700	95	50	202,669	—	300,130	50
Timberline Apartments	Wilburton	OK	24	612,110	33,400	95	50	151,443	—	215,113	95
Valley Limited, L.P.	Vevay	IN	24	678,098	22,500	99	50	128,592	—	243,608	100
Valley Place Associates	Elysburg	PA	32	1,269,334	67,200	99	50	311,318	—	566,031	50
Wayland Apartments, L.P.	Wayland	MO	8	188,408	10,211	95	50	45,771	—	70,896	50
West Meadow Apartments II, Ltd.	Geneva	AL	32	837,615	47,900	95	50	187,250	—	302,093	50
Wexford Associates	Littleton	ME	16	800,325	40,000	99	50	175,185	2,915	314,969	50
Willow Haven Apartments, L.P.	Delhi	LA	44	1,369,217	78,391	95	50	323,906	—	495,071	50
Wilson Lake Associates	Wilton	ME	34	1,595,774	85,900	99	50	400,896	—	678,288	50
Wolcott Associates	Wolcott	NY	40	1,398,281	77,936	99	50	353,080	—	563,212	50
Woodcrest Apartments, L.P.	Lafayette	TN	32	952,225	62,000	95	50	233,994	8,215	342,780	50
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	—	225,304	0
Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57		36,836	285,008	0

			3,494	$104,491,631	$5,994,579			$26,242,211	$93,657	$42,637,868
Glossary
Developers Original Equity — The amount of original capital contributed or to have been contributed by the developer/general partner of the Operating Partnership.
Original Tax Items — The Partnership’s original allocation percentage of tax items from the Operating Partnerships, including income, gain, loss, deduction and tax credits.

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2002	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

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
Accumulated LIHC (from Inception of Bayfield) — The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/02.

     The following is additional information on certain Operating Partnerships which had operational, or other financial problems and the Partnership’s attempts to sell and sales of the Partnership’s interests in the Operating Partnerships:
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
     While all of the Missouri Operating Partnerships generated the last of their Tax Credits to which they were entitled, $1,330,028, in years 1998 to 2002, and each, except for Gilman Senior Apartments, L.P., having achieved the end of its 15-Year Tax Credit Compliance Period, RD’s foreclose will not cause the Partnership to lose any future Tax Credits and to recapture any of the Tax Credits the Partnership received from these Projects over the years. With respect to Gilman Senior Apartments, L.P., as this Project was foreclosed upon on August 25, 2005, the Partnership will not lose any future Tax Credits, however in that the foreclosure took place in the 14th year of its 15-Year Tax Credit Compliance Period, the Partnership will be required to recapture two-fifths of one-third of the Tax Credits the Partnership received from this Project over the years or $8,753, or approximately $4 per 0.05% of Limited Partnership Interest on its 2005 tax return, which recapture will be passed on to the Limited Partners on their 2005 K-1’s. In addition, the value of Gilman Senior Apartments of (i) $1,500 which was the price the Partnership had to pay to repurchase 49.5% of that Project from AHP #2 and (ii) the value of the balance of the sale price of $2,500 will likely be lost to the Partnership as a result of this foreclosure.
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
     In January, 2003, as no other buyers or alternatives were identified, the Partnership made an alternative proposal to Dominium for it to enter into one or more options to purchase the balance of the Partnership Interests in the Operating Partnerships, subject to the Required Consents. Dominium expressed an interest in this proposal and as an incentive to keep the Partnership from selling more of its Operating Partnership Interests under its Liquidity Program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Liquidity” below) while Dominium considered and performed its due diligence in connection with the Partnership’s proposal, Dominium loaned $116,130 and $46,335 to the Partnership to assist it in covering its operating expenses, pursuant to a Loan Commitment dated April 2, 2003. The loan was evidenced by two promissory notes one dated April 16, 2003 and the other dated July 18, 2003, a Loan Agreement dated April 16, 2003 and First Amendment to Loan Agreement dated July 1, 2003 and was secured by security interests in five of the Partnership’s Operating Partnership Interests pursuant to a Security Agreement dated April 16, 2003.

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
Approximate Number of Security Holders
     As of December 31, 2002, there were approximately 1,842 holders of Limited Partnership Interests.
Distributions
No distributions were made to Limited Partners for fiscal years ending March 31, 2003, March 31, 2002, and March 31, 2001.

Item 6. Selected Financial Data
     The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2003, 2002, 2001, 2000 and 1999. This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.
OPERATIONS

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999
Interest income	$655	$3,964	$44,776	$28,378	$63,763
Other Income	1,170	950	1,500	1,334	1,600

	1,825	4,914	46,276	29,712	65,363

Equity in Losses of Operating Partnerships	(232,737)	(419,279)	(275,803)	(142,167)	(51,639)
Expenses	(325,473)	(348,307)	(582,098)	(418,424)	(402,617)

Net Loss	$(556,385)	$(762,672)	$(811,624)	$(530,879)	$(388,893)

Net Loss per 0.05% Partnership Interest	$(278)	$(381)	$(406)	$(265)	$(194)
Cash Distributions Per 0.05% Partnership Interest	$0	$0	$0	$0	$0

	As of	As of	As of	As of	As of
Balance Sheet	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999
Total Assets	$265,144	$827,038	$1,564,027	$2,267,963	$2,732,346
Total Liabilities	$226,843	$232,352	$216,131	$160,143	$153,975
Partners’ Capital	$38,301	$594,686	$1,347,896	$2,107,820	$2,578,371

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
     Prior to calendar 1995, the Partnership’s primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”). Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2003, an aggregate of $1,047,733 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectible. These amounts are not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners’ Capital section of the balance sheet and since the defaulted investor units have not been cancelled. The aggregate amount outstanding and past due was also $1,047,733 for the fiscal year ending March 31, 2002 and $1,057,195 for the fiscal year ending March 31, 2001.
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
Liquidity
     The Partnership’s principal uses of funds are its operating and sales expenses and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balance of such contractual obligations at each of March 31, 2003, March 31, 2002, and March 31, 2001 was $83,588 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that, except for the Continental pre-petition expenses and 8% Interest Obligation, were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.
     For the 2003 Fiscal Year, the 2002 Fiscal Year, and the 2001 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and
(ii) None from interest income on the Investor Notes during any of these years; however $655, $3,964 and $44,776, respectively, of interest income on deposits maintained in escrow accounts pursuant to the Plan were received.
(iii) $129,750, $35,060 and $ -0-, respectively, was received from proceeds of sales of partnership interests.
For the 2003 Fiscal Year, the 2002 Fiscal Year, and the 2001 Fiscal Year, the uses of funds by the Partnership were as follows:
(i) $9,525, $18,448 and $ -0-, respectively, for capital contributions to the Operating Partnerships;
(ii) $200,548, $222,815 and $431,191, respectively, for professional fees. For the 2003 Fiscal Year professional fees were attributed to professional costs incurred in negotiations and drafting sales agreements, options, due diligence items in connection with the BALP Purchase Agreement, and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.
(iii) $124,925, $125,492 and $150,906, respectively, for operating expenses; and
(iv) None for payments of Continental pre-petition expenses in accordance with the Plan.
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

     The net decrease in cash held by the Partnership was $97,985 for the 2003 Fiscal Year and $261,141 for the 2002 Fiscal Year and $392,717 for the 2001 Fiscal Year. As discussed above in “Item 1. — Description of Business”, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership obtained loans secured by and also began accepting offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects (See “Liquidity” and “Item 2. Properties” above).
          However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.
Results of Operations
          Expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which was comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by, $556,385 for the 2003 Fiscal Year, $762,672 for the 2002 Fiscal Year and $811,624 for the 2001 Fiscal Year.
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
     Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2002, $93,657, or approximately $48 per 0.05% of Partnership Interest;

•	December 31, 2001, $101,700, or approximately $51 per 0.05% of Partnership Interest;

•	December 31, 2000, $191,858, or approximately $96 per 0.05% of Partnership Interest; and

•	December 31, 1999, $1,232,441, or approximately $616 per 0.05% of Partnership Interest.
     Interest income decreased by approximately 83% for the 2003 Fiscal Year from the 2002 Fiscal Year, and decreased by approximately 91% for the 2002 Fiscal Year from the 2001 Fiscal Year due primarily to the decrease in the Partnership’s cash balances resulting from the end of the investor pay-in period as of December 31, 1994 and the Partnership’s collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnerships reserves to maintain its operations while seeking an exit strategy and increased by approximately 158% from the 2000 Fiscal Year due to interest income on a savings account.
     The net loss was $556,385 for the 2003 Fiscal Year, $762,672 for the 2002 Fiscal Year, and $811,624 for the 2001 Fiscal Year. The equity in income or losses from Operating Partnerships fluctuate from year to year based on the results of operations from the Projects. Net loss included equity in loss of the Operating Partnerships of $232,737 for the 2003 Fiscal Year, which amounts consist primarily of income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program and depreciation expenses from the Operating Partnerships, and $419,279 for the 2002 Fiscal Year and $275,803 for the 2001 Fiscal Year, which comprise principally of depreciation expenses from the Operating Partnerships. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1’s and each Limited Partner is to calculate basis limitation separately.
     Management fees paid were $119,500 for the 2003, 2002 and 2001 Fiscal Years.
     Professional fees of approximately $200,548 in the 2003 Fiscal Year included fees incurred in negotiations and drafting sales agreements, options, due diligence items in connection with the BALP Purchase Agreement, and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $222,815 in the 2002 Fiscal Year included fees incurred in connection with the Second Exclusivity Agreement and negotiations and drafting of agreements with Dominium to pursue a possible tender offer for some or all of the Limited Partnership Interest, preparation of SEC reports, defaulted investor litigation and the preparation of agreements and amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $431,191 in the 2001 Fiscal Year included fees incurred in connection with the Exclusivity Agreement, negotiations, drafting agreements and due diligence with Dominium to pursue a possible purchase of substantially all of the Limited and General Partnership Interests and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.

     No interest expense was incurred in the 2003, 2002, and 2001 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.
     No amortization of organization costs were incurred in the 2003, 2002, and 2001 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.
     Other income of approximately $1,170 in the 2003 Fiscal Year, $950 in the 2002 Fiscal Year and $1,500 in the 2001 Fiscal Year was recorded as a result of miscellaneous items, and the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager’s Management Agreement.
     Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement (described in “Item 1. Business — Organization” above) and the Management Agreement (described in “Item 11. Executive Compensation — Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2003 Fiscal Year, the 2002 Fiscal Year and the 2001 Fiscal Year the Partnership paid nothing to the Independent Manager toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.
     The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $1,600,000 as of March 31, 2003 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see “Item 2. Properties” above), any unpaid or accrued annual distributions due the Partnership (see “Overview” above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,474,831 as of March 31, 2003.

     The Partnership is organized as a limited partnership and is a “pass through” entity, which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 2002 , 2001 and 2000 the Limited Partners were allocated approximately $93,657, $101,700 and $191,858, respectively, in Tax Credits, or approximately $48, $51, and $96 per 0.05% of Partnership Interest, respectively.
     The following is financial data for the Partnership that reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 2002.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2002	2002	2002	2001	2001	2001
Investments in Operating Limited Partnerships	449,664	480,056	534,756	721,447	725,197	746,947
Other Assets:
Cash	47,753	79,794	168,308	116,913	189,469	273,173
Loans to Operating Partnerships	77,763	52,313	60,063	341,771	358,221	360,471

	575,180	612,163	763,127	1,180,131	1,272,887	1,380,591

	LIABILITIES AND PARTNERS’ CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2002	2002	2002	2001	2001	2001
Liabilities:
Accounts payable & accrued expenses	171,831	127,929	156,939	42,878	56,653	56,986
Contributions payable to operating partnerships	83,588	83,588	83,588	83,588	83,588	83,588

	255,419	211,517	240,527	126,466	140,241	140,574

Partners’ Capital:
Limited partners	1,367,484	1,448,369	1,570,323	2,101,383	2,186,864	2,294,804
General partner	10	10	10	15	15	15
Subscriptions receivable	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)	(1,054,233)	(1,054,802)

	319,761	400,646	522,600	1,053,665	1,132,646	1,240,017

	575,180	612,163	763,127	1,180,131	1,272,887	1,380,591

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2002	2001
Interest Income	$311	$2,507
Other	625	125

	936	2,632

Equity in income (losses) of operating partnerships	(21,000)	(21,000)

Expenses:
Management fees	29,875	29,875
Professional services	6,562	46,710
Developer Class Representative	15,000	15,000
Other expense	584	319

	52,021	91,904

Net income (loss)	$(72,085)	$(110,272)

Net income (loss) allocated to General Partner	$(0)	$(0)

Net income (loss) allocated to Limited Partners	$(72,085)	$(110,272)

Net income (loss) per .05% L. P. Interest	$(36)	$(55)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Interest Income	$221	$847	$531	$3,355
Other	546	125	1,171	250

	767	972	1,702	3,605

Equity in income (losses) of Operating Partnerships	(21,000)	(21,000)	(42,000)	(42,000)

Expenses:
Management fees	29,875	29,875	59,750	59,750
Professional services	71,261	57,874	77,823	104,585
Developer Class Representative	—	—	15,000	15,000
Other expense	586	163	1,170	482

	101,722	87,912	153,743	179,817

Net income (loss)	$(121,955)	$(107,940)	$(194,041)	$(218,212)

Net income (loss) allocated to General Partner	$(0)	$(0)	$(1)	$(1)

Net income (loss) allocated to Limited Partners	$(121,955)	$(107,940)	$(194,040)	$(218,211)

Net income (loss) per .05% L. P. Interest	$(61)	$(54)	$(97)	$(109)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001
Interest Income	$66	$426	$597	$3,780
Other	—	275	1,172	525

	66	701	1,769	4,305

Equity in income (losses) of Operating Partnerships	24,444	170,802	(17,556)	128,802

Expenses:
Management fees	29,875	29,875	89,625	89,625
Professional services	72,807	140,609	150,630	245,193
Developer Class Representative	—	—	15,000	15,000
Other expense	2,713	404	3,883	886

	105,395	170,888	259,138	350,704

Net income (loss)	$(80,885)	$615	$(274,925)	$(217,597)

Net income (loss) allocated to General Partner	$(0)	$0	$(1)	$(1)

Net income (loss) allocated to Limited Partners	$(80,885)	$615	$(274,924)	$(217,596)

Net income (loss) per .05% L. P. Interest	$(40)	$0	$(137)	$(109)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(72,085)	(110,272)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	21,000	21,000

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	8,175	(73,165)

Total adjustments	29,175	(52,165)

Net cash used by operating activities	(42,910)	(162,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	26,992	19,891
Sales proceeds — partnership interest
Loan proceeds — Dominium

Net cash provided by investing activities	26,992	19,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	30,800	1,150

Net cash provided by financing activities	30,800	1,150

NET INCREASE (DECREASE) IN CASH	14,882	(141,396)

CASH BALANCE, BEGINNING OF PERIOD	153,427	414,568

CASH BALANCE, END OF PERIOD	168,309	273,172

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(121,955)	(107,940)	(194,040)	(218,212)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	21,000	21,000	42,000	42,000

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(29,010)	237	(20,835)	(72,928)

Total adjustments	(8,010)	21,237	21,165	(30,928)

Net cash used by operating activities	(129,965)	(86,703)	(172,875)	(249,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	41,450	750	68,442	20,641
Sales proceeds — partnership interest			0	0
Loan proceeds — Dominium			0	0

Net cash provided by investing activities	41,450	750	68,442	20,641

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships		2,250	30,800	3,400

Net cash provided by financing activities	0	2,250	30,800	3,400

NET INCREASE (DECREASE) IN CASH	(88,515)	(83,703)	(73,633)	(225,099)

CASH BALANCE, BEGINNING OF PERIOD	168,308	273,172	153,427	414,568

CASH BALANCE, END OF PERIOD	79,793	189,469	79,794	189,469

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(80,885)	615	(274,925)	(217,597)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	(24,444)	(46,582)	17,556	(4,582)

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	43,902	(13,775)	23,067	(86,703)

Total adjustments	19,458	(60,357)	40,623	(91,285)

Net cash used by operating activities	(61,427)	(59,742)	(234,302)	(308,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	9,392	3,750	77,834	24,391
Sales proceeds — partnership interest	45,444		45,444	0
Loan proceeds — Dominium			0	0

Net cash provided by investing activities	54,836	3,750	123,278	24,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(25,450)	(16,450)	5,350	(13,050)

Net cash provided by financing activities	(25,450)	(16,450)	5,350	(13,050)

NET INCREASE (DECREASE) IN CASH	(32,041)	(72,442)	(105,674)	(297,541)

CASH BALANCE, BEGINNING OF PERIOD	79,794	189,469	153,427	414,568

CASH BALANCE, END OF PERIOD	47,753	117,027	47,753	117,027

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
     The net loss was $80,885 for the quarter ended December 31, 2002, and a net loss of $121,955 for the quarter ended September 30, 2002, and net loss of $72,085 for the quarter ended June 30, 2002, respectively, as compared to the net income of $615 for the quarter ended December 31, 2001, $107,940 for the quarter ended September 30, 2001, and $110,272 for the quarter ended June 30, 2001.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
     Not Applicable
Item 8. Financial Statements and Supplementary Data.
     See Item 15 and Exhibit 13 for a list of the Partnership’s Financial Statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls & Procedures
Evaluation of Disclosure Controls and Procedures:
     As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Megan Asset Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.
Changes in Internal Controls:
     There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
     David Apple, 51. President of David Apple, Ltd. (certified public accountants) for over 23 years. CPA for more than 25 years. Holder of an Interest.
     James Linna, 65. Chairman of The Investor Company, Inc. and President of various affiliates for over 16 years. National Association of Securities Dealers (“NASD”) principal; licensed real estate broker; security representative for more than 35 years. Holder of an Interest.
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

		SUMMARY COMPENSATION TABLE
		Annual Compensation
		Fiscal Year	Other
Name and Principal Position	Ended	Fee	Compensation (1)
Megan Asset Management, Inc. -	3/31/03	$119,500	$4,500
Independent Manager (1)	3/31/02	$119,500	$16,500
	3/31/01	$119,500	$49,800

(1)	Consists of payment for reimbursement of expenses and services rendered other than pursuant to the Management Agreement.
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

     The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989. As of March 31, 2003 the total amount remaining due, plus accrued interest was $4,949,662, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan. With respect to the above 25% of gross fees earned from any of the Operating Partnerships, $625, $950 and $1,500 were due and paid to the Partnership respectively for the 2003, 2002 and 2001 Fiscal Years.
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
Compensation of the Investors Committee
     The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $ -0-, $8,255, and $9,290 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2003, March 31, 2002, and March 31, 2001. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.

Item 13. Certain Relationships and Related Transactions.
Gary L. Maddock P.C.
     Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management’s Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law. The Partnership paid Gary L. Maddock P.C. approximately $195,766 in fees and expenses related to services rendered to the Partnership, during the 2003 Fiscal Year.
Paul J. Maddock P.C.
     Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management’s President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $42,925 in accounting fees during the 2003 Fiscal Year related to tax return services rendered to Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV
Item 14. Principal Accountant Fees and Services.
     Fees paid to the Partnership’s independent auditors for Fiscal year 2005 were comprised of the following:

Fee Type	2003	2002
Audit Fees	$15,000	$15,000
Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	$5,634	$3,161

Total	$20,634	$18,161

     Audit Committee
The Partnership has no Audit Committee. All audit services and any permitted non–audit services performed by the Partnership’s independent auditors are pre-approved by Megan Asset Management, Inc.
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Financial Statements and Financial Statement Schedules
•	Reports of Independent Accountants

•	Balance Sheets as of March 31, 2001, March 31, 2000 and March 31, 1999

•	Statements of Operations for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1998

•	Statements of Changes in Partners’ Capital for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999 Statements of Cash Flows for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999

•	Notes to Financial Statements as of March 31, 2001,

(b)	Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

Exhibit No.	Name of Exhibit
*2(a)	Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2(a)(i)	Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2(a)(ii)	Order Amending Confirmation Order, dated October 3, 1990.

*2(b)	Order Clarifying Joint Plan dated December 11, 1990.

*2(c)	Order Modifying Joint Plan entered March 6, 1991.

*2(c)(i)	Order Amending Confirmation Order, dated April 8, 1991.

*2(d)	Second Order Modifying Joint Plan entered June 22, 1992.

*2(e)	Final Decree, dated May 20, 1993.

*3(a)	Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4(a)	Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership

*10(a)	Amended and Restated Management Agreement dated as of December 23, 1991.

*10(b)	Form of Partnership Interest Security Agreement with Developer.

*10(c)	Form of Unfinanced Note Security Agreement with Developers.

*10(d)	Form of Loan and Security Agreement.

*10(e)	Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10(f)	Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

13	Report of Independent Accountants, Financial Statements and Notes thereto

Exhibit No.	Name of Exhibit
*28(a)	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28(b)	Investor Notes.

*28(c)	Agreements and Certificate of Limited Partnership of the Operating Partnerships.

31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
(c)	Reports on Form 8-K

None

*	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

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