Form 10-K
period 2004-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2005-11-17
CIK 874662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2004
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE
     This filing is a consolidated filing for the fiscal year ended March 31, 2004. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2004, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 2004.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2004
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
Southfield Estates Limited Partnership
Springfield Estates Limited Partnership
Summerfield Estates Limited Partnership
Sycamore Realty Investors Limited Partnership
Walnut Estates Limited Partnership
Wynnfield Estates Limited Partnership
Wilshire Estates Limited Partnership
     First American Holdings, Inc., a Delaware corporation (“First American”), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan. The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership. A committee formed by the representatives of the three principal creditor classes in the bankruptcy proceedings (respectively, the “Developer Committee”, the “Secured Lender Group”, and the “Investors Committee”) selected Megan Management Company, Inc. (“Megan Management”) as the independent manager and entered into a management agreement with Megan Management as of July 10, 1990 (as amended by that Amended and Restated Management Agreement as of December 23, 1991, the “Management Agreement”).
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
     Each of the Projects indirectly owned by the Partnership qualified for Tax Credits. In order to generate Tax Credits and avoid recapture thereafter, there were significant additional continuing occupancy requirements with which each Project must comply for a 15-year Tax Credit compliance period under the Tax Code (“15-year Tax Credit Compliance Period”). Each Project must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents, which are permitted to be charged, are strictly limited by government regulations. To the extent a Project does not comply with the Tax Credit occupancy requirements, all of the Tax Credits previously generated by the non-complying dwelling units in the applicable Project, and used by the Limited Partners, would have to be recaptured (“Tax Credit Recapture”). If this occurs the Limited Partners would have to pay a tax equal to one-third of the Tax Credits so generated by such Project and used by the Limited Partners to reduce their tax liability, together with possible penalties and interest.
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
     For the tax year ended December 31, 2003 $21,637 of Tax Credits were generated by the Projects and passed through by the Partnership to the Limited Partners, and net loss of $2,489,928 was passed though to the investors on their 2003 K-1’s, which net loss is net of $2,048,271 of gain from the sale of Operating Partnership interests pursuant to its Liquidity Program (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, below).
     Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2002, $93,657;

•	December 31, 2001, $101,700;

•	December 31, 2000, $191,858; and

•	December 31, 1999 $1,232,441
     As of December 31, 1999, with substantially all of the Tax Credits having been realized from the Operating Partnerships and passed through to the Limited Partners and many of the Operating Partnerships having achieved the end of their 15-year Tax Credit Compliance Period, the Partnership had reached the end of its economic useful life. Accordingly, the General Partner began exploring various exit strategies, including the sale of the Limited Partner Interests in the Partnership, the sale of the Partnership’s Interests in the Operating Partnerships that own the Projects and the sale/or refinancing by the Operating Partnerships of their Projects. However, as explained above, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received and market conditions severely restricted the Partnership’s flexibility in considering various exit strategies and the value to be received from the exit strategies considered and implemented.
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

-

For the fiscal years ended March 31, 2004 (the “2004 Fiscal Year”), March 31, 2003 (the “2003 Fiscal Year”), and March 31, 2002 (the “2002 Fiscal Year”) the Partnership had cash and cash reserves totaling $258,095, $55,442, and $153,427 respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners and also to attempt to avoid Tax Credit Recapture, and for professional fees attributed to costs relating to the negotiations, preparation of contracts to purchase and/or sales agreements, options, due diligence items and closing documents relating to the attempted sales or sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”) .

b)	Provided to the extent available cash distributions to the Limited Partners.

Beyond those previously made, the Partnership does not expect to make material distributions, even upon liquidation of the Partnership, as its sources of liquidity are limited and are being used to meet its operating expenses, including attempts to preserve the Projects, the payment of the Partnership’s obligations and the costs of the sale of the Partnership’s Interests in the Operating Partnerships, its principal assets, which have little value (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Overview” and “Liquidity”).

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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2003	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

AFM RRH LIMITED	Ocala	FL	36	$1,068,889	$80,868	99	50	$265,305	—	$460,195	100
Albany Commons, Ltd.	Albany	KY	24	634,884	23,400	99	50	177,929	—	316,212	33
Anderson Country Estates, L.P.	Palmyra	MO	24	575,156	18,340	99	50	122,268	—	250,449	100
Baker Heights II, L.P.	Martinsburg	WV	32	965,150	53,000	95	50	241,438	—	380,468	50
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,312,798	41,840	99	50	319,017	—	532,285	50
Belfast Housing Associates	Belfast	ME	24	1,106,316	60,500	99	50	282,195	—	470,699	50
Berea Summitt, Ltd.	Shelbyville	KY	15	386,769	5,856	99	50	45,134	—	79,126	33
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	663,017	36,150	95	50	163,186	—	186,588	50
Blades Limited Partnership	Blades	DE	33	1,217,425	66,000	99	50	301,958	—	505,176	50
Blanchard Seniors Apts. Partnership	Blanchard	LA	24	900,571	37,250	95	50	167,124	—	228,002	100
Brentwood Apartments, Ltd.	Flatwoods	KY	21	657,389	36,500	99	50	160,800	—	258,191	50
Briar Hill Apartments, Ltd.	Barbourville	KY	16	357,646	29,654	95	50	88,475	—	135,220	50
Broadway Terrace of Drew, L.P.	Drew	MS	48	—	73,650	95	50	301,536	—	547,568	100
Bunkie Seniors Apts. Partnership	Bunkie	LA	24	852,210	36,520	95	50	164,759	—	235,643	100
Canal Town Associates	Canastota	NY	6	238,883	12,991	95	50	57,391	—	83,833	50
Canyon Villas L.P.	Fort Benton	MT	10	329,889	10,500	99	50	78,878	—	111,662	100
Cedar Crest Apartments, L.P.	Bourbon	MO	16	381,871	12,200	99	50	95,472	—	179,505	33
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,073,131	60,763	95	50	275,938	—	383,968	50
Cle Elum Apartment Associates	Cle Elum	WA	20	604,543	34,000	95	50	154,188	—	216,836	50
Cleveland Courts, LTD.	Cleveland	MS	18	515,055	27,750	99	50	127,650	—	251,591	33
Clifford Heights Apartments, Ltd.	Stamping Ground	KY	12	373,194	20,564	99	50	93,425	—	154,699	50
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	663,288	35,700	99	50	166,138	—	271,465	50
Cottonwood Seniors Apts. Partnership	Cottonport	LA	24	885,781	21,432	99	50	164,527	—	270,132	100
Coushatta Seniors Apts. Partnership	Coushatta	LA	24	708,762	22,500	99	50	171,159	—	280,477	100
Cypress View Estates, Ltd.	Shaw	MS	24	692,332	37,500	95	50	166,414	—	286,240	50
Delta Terrace Estates, L.P.	Sterlington	LA	24	731,586	39,700	95	50	180,474	—	279,065	50
Diamond Court II L.P.	Harrington	DE	32	1,206,290	38,300	99	50	297,192	—	498,582	50
East Magnolia Village, L.P.	Port Gibson	MS	24	641,168	35,000	99	50	161,503	—	245,039	50
Edmonson Properties, Limited	Brownsville	KY	16	454,008	15,470	99	50	118,956	—	207,569	50
Elliott Manor, Ltd.	Sandy Hook	KY	24	751,267	23,960	99	50	184,831	—	341,728	33

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2003	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Elmwood Estates, L.P.	Monroe	LA	32	1,032,985	32,550	99	50	94,754	—	132,485	50
Fieldcrest, Ltd.	Lexington	KY	16	430,089	23,275	99	50	114,667	—	195,891	50
Folsom South Venture	Folsom	LA	12	370,365	20,073	99	50	90,324	—	153,748	50
Forest Park Apartments Ltd.	Lake Butler	FL	32	1,092,865	43,150	99	50	212,871	—	351,056	50
Franklin Vista II, Ltd.	Anthony	NM	28	869,557	47,250	95	50	216,093	—	337,201	50
Gaslight Square Apartments, Ltd.	Versailles	IN	24	704,718	39,474	95	50	179,152	—	257,691	50
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,094,316	59,533	95	50	270,750	—	436,975	50
Gibsland Villas L.P.	Gibsland	LA	24	713,675	42,930	95	50	206,022	—	326,117	50
Gilman Seniors Apartments, L.P.	Gilman City	MO	6	157,361	5,000	99	50	35,221	4,923	70,573	33
Glenmora Apartments Partnership	Glenmora	LA	13	414,255	21,590	99	50	96,605	—	166,161	50
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,247,872	67,650	99	50	304,975	—	499,575	50
Greenwood Associates L.P.	Greenwood	AL	40	1,259,986	66,700	95	50	292,301	—	484,156	100
Hagewood Apartments Ltd.	Natchitoches	LA	16	542,451	29,775	95	50	134,601	—	203,027	50
Hickory Square L.P.	Little Rock	AR	40	1,341,495	29,900	95	50	284,550	—	430,038	100
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	485,968	26,796	99	50	120,935	—	196,926	50
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,315,190	58,600	99	50	326,541	—	605,974	50
Hillwood, Ltd.	Anderson	AL	12	311,269	16,900	99	50	86,050	—	146,550	50
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,014,961	55,200	95	50	250,676	—	373,163	50
Houston Associates	Lycoming Country	PA	24	931,580	29,850	99	50	234,799	—	411,487	50
Hurricane, Ltd.	Hurricane	UT	24	813,865	70,250	95	50	201,993	—	297,917	50
Indianwood Apartments II, Ltd.	Lafayette	AL	24	611,230	32,800	99	50	113,856	—	176,116	50
Joaquin Apartments, Ltd.	Joaquin	TX	32	735,185	40,000	99	50	181,777	—	283,930	100
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	548,656	29,518	99	50	136,811	—	216,123	50
Kent Summit, Ltd.	Shelbyville	KY	8	240,451	3,330	99	50	57,207	—	100,325	33
Kingswood II, Ltd.	Mount Olive	MS	24	626,922	34,907	95	50	152,206	—	247,769	50
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	189,206	6,000	99	50	45,711	—	85,295	50
Lakecrest, Ltd.	Elizabethtown	KY	36	1,001,975	58,620	95	50	266,539	—	364,050	45
Lakeview Estates, Ltd.	Lakeview	AR	33	1,010,876	54,700	99	50	249,451	—	455,589	50
Lakewood Apartments II, Ltd.	Lake City	FL	32	851,325	46,350	95	50	212,000	—	341,784	50
Larue Properties, Limited	Hodgenville	KY	24	493,839	23,480	99	50	185,145	—	288,602	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2003	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Las Rosas II, Ltd.	Tularosa	NM	28	898,655	48,820	95	50	221,375	—	343,126	50
Laurelwood Apartments, L.P.	Collierville	TN	35	1,065,370	73,050	95	50	259,302	—	374,086	50
Lead Bayou, Ltd.	Cleveland	MS	48	1,301,330	70,600	95	50	236,394	—	406,385	50
Lewis Apartments Company I	Lowville	NY	18	668,779	36,250	99	50	165,773	—	275,041	50
Lewistown Apartments L.P.	Lewistown	MO	12	280,148	15,053	95	50	67,666	—	118,457	50
Lillie Mae’s Retirement Village Apts., L.P.	Chickasha	OK	48	1,082,006	144,500	99	50	299,293	—	489,025	50
Lockport Seniors Apts. Partnership	Donaldsonville	LA	32	1,088,996	45,400	99	50	217,714	—	332,226	100
Magnolia Plaza, Ltd.	Magnolia	TX	36	938,232	51,000	95	50	231,713	—	336,222	50
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	566,089	18,200	99	50	128,510	—	219,625	50
Many Seniors Apts. Partnership	Many	LA	32	944,389	29,850	99	50	230,490	—	375,147	100
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,018,951	54,880	95	50	249,384	—	356,820	50
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	909,285	49,500	95	50	225,188	—	360,777	100
Marion September Housing, L.P.	Marion	KS	20	532,601	29,000	95	50	131,628	—	209,615	50
Meadowland Apartments, Ltd.	Iowa	LA	16	512,504	29,332	99	50	129,131	—	193,062	50
Mills-Shapley Partnership, L.P.	Greenville	MS	14	268,046	21,975	99	27.5	82,157	6,544	227,602	100
Mosswood Apartments, Ltd.	Start	LA	24	735,448	36,700	95	50	166,822	—	262,529	50
Mountain View Apartments II, Ltd.	Morehead	KY	24	718,200	39,632	99	50	186,493	1,974	305,185	50
Munfordville Properties, Limited	Munfordville	KY	10	335,137	18,000	95	50	81,248	934	122,304	50
M-W Limited Partnership	Westfield	WI	8	232,122	12,740	95	50	58,068	—	75,311	100
New Caney Oaks, Ltd.	New Caney	TX	57	1,182,720	65,000	95	50	293,148	—	423,036	50
North Deer Creek, L.P.	Hollandale	MS	24	688,911	38,325	95	50	174,358	—	284,423	50
Oak Valley Place II, L.P.	Knox	IN	18	523,652	28,385	99	50	122,084	—	182,977	50
Oakdale Seniors Apts. Partnership	Oakdale	LA	26	955,744	40,950	95	50	184,861	—	262,436	100
Oakwood Apartments, L.P.	Hannibal	MO	24	572,648	18,186	95	50	140,222	—	242,043	100
Old Oak Estates, L.P.	West Monroe	LA	37	1,240,363	39,570	99	50	306,274	—	492,942	50
Onion Creek, Ltd.	Buda	TX	32	806,269	44,561	95	50	199,101	—	306,875	50
Orchard Commons, Ltd.	Crab Orchard	KY	16	374,443	16,110	99	50	122,449	—	222,978	33
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,036,408	32,570	95	50	236,615	1,600	418,684	33
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	832,594	22,970	95	50	171,475	—	302,456	33
Park Place East Associates	Muncy	PA	24	890,774	30,250	99	50	241,188	—	375,183	33

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2003	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Park Place North Associates	Muncy	PA	16	952,546	32,300	99	50	146,836	—	249,828	33
Parkwood Associates, L.P.	Stateline	MS	24	660,602	20,920	99	50	164,700	—	283,594	50
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,046,716	57,700	95	50	262,777	—	404,287	50
Pecanwood Apartments III, Ltd.	Whitehouse	TX	32	696,366	37,500	99	50	178,638	—	266,191	100
Perry Apartments L.P.	Perry	MO	8	180,986	9,895	95	50	44,222	—	61,957	100
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,460,085	78,947	99	50	362,966	—	604,737	50
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	567,161	18,000	99	50	138,379	—	214,706	50
Regency Associates, Ltd.	Sumrall	MS	24	640,662	34,778	95	50	158,045	—	232,670	50
Reservoir Hill Limited Partnership V	Baltimore	MD	18	451,461	200	99	50	577,891	—	1,111,527	33
Reynolds & Associates, N. Place III, L.P.	Calera	OK	16	433,068	23,500	95	50	204,752	782	173,140	100
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,357,417	73,324	95	50	312,000	—	458,553	50
Ridgecrest Properties Ltd.	Bridgeport	AL	24	669,634	36,300	95	50	164,784	—	200,224	50
Riverbend Apartments, Ltd.	Delta	LA	16	474,580	26,300	95	50	119,075	—	173,454	50
Rolling Meadow II L.P.	Greensboro	MD	26	976,940	53,000	99	50	244,480	—	387,181	50
Russell “September” Housing, L.P.	Russell	KS	12	318,545	17,400	95	50	78,492	—	122,763	50
Sacramento, Ltd.	Cloudcraft	NM	20	780,834	45,230	95	50	194,175	—	291,128	50
Sleepy Oaks Limited Partnership	West Branch	MI	12	276,629	25,265	95	50	82,239	811	116,486	0
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	497,113	22,220	99	50	125,254	—	209,081	50
Southeastern Associates, Ltd.	Hammond	LA	42	1,327,770	72,400	99	50	314,798	—	493,637	50
Southern Apartments Partnership	Iota	LA	20	700,789	32,759	95	50	142,358	—	206,627	100
Spring Meadow Apartments Ltd.	Russell Springs	KY	24	713,818	55,537	99	50	183,090	—	281,587	50
St. Rose Associates, Ltd.	St. Rose	LA	24	737,916	29,803	99	50	182,093	—	313,243	50
Streamside Associates	Frankfort	NY	24	886,768	40,150	99	50	238,335	—	390,384	50
Summer Place, Ltd.	St. Helen	MI	12	330,819	18,050	95	50	81,457	—	119,593	0
Sun Rise North Ltd.	Guntersville	AL	48	1,464,899	46,800	99	50	362,362	—	542,817	50
Sunrise Apartments L.P.	Milton	WV	12	373,142	77,000	99	50	82,532	—	125,092	50
Taft Gardens, Ltd.	Taft	TX	24	614,718	33,500	95	50	151,792	—	212,300	50
Taft Terrace, Ltd.	Taft	TX	32	819,626	44,700	95	50	202,669	—	300,130	50
Timberline Apartments	Wilburton	OK	24	608,986	33,400	95	50	151,443	—	215,113	95
Valley Limited, L.P.	Vevay	IN	24	673,562	22,500	99	50	128,592	—	243,608	100

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships

								Bayfield’s		Accum.	Percent
			Number	Project’s	Developer’s			Committed	2003	LIHC (from	of
			of Apts.	Mortgage	Original	Tax	Capital	Capital	LIHC	Inception of	Interest
Operating Partnership	City	State	Units	Balance	Equity	Items	Events	Contribution	Credits	Bayfield)	Sold

Valley Place Associates	Elysburg	PA	32	1,264,055	67,200	99	50	311,318	—	566,031	50
Wayland Apartments, L.P.	Wayland	MO	8	187,655	10,211	95	50	45,771	—	70,896	50
West Meadow Apartments II, Ltd.	Geneva	AL	32	834,346	47,900	95	50	187,250	—	302,093	50
Wexford Associates	Littleton	ME	16	797,540	40,000	99	50	175,185	2,915	317,884	50
Willow Haven Apartments, L.P.	Delhi	LA	44	1,362,869	78,391	95	50	323,906	—	495,071	50
Wilson Lake Associates	Wilton	ME	34	1,595,824	85,900	99	50	400,896	—	678,288	50
Wolcott Associates	Wolcott	NY	40	1,387,952	77,936	99	50	353,080	—	563,212	50
Woodcrest Apartments, L.P.	Lafayette	TN	32	958,204	62,000	95	50	233,994	—	342,780	50
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	—	225,304	0
Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57		—	285,008	0

			3,224	$96,687,173	$4,954,284			$24,036,565	20,483	$39,033,290
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
2003 LIHC Credits — The amount of Low Income Housing Credits (“LIHC”) generated by the Operating Partnerships and allocated to the Partnership for the tax year ending 12/31/03.
Accumulated LIHC (from Inception of Bayfield) — The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/03.
% of Interests Sold — The percentage of the Partnership’s Interest in the Operating Partnerships sold pursuant to the Liquidity Program or further sales toward implementing an exit strategy as of the date of this report.

          The following is additional information on certain Operating Partnerships:
PROJECTS LOST THROUGH OR SUBJECT TO FORECLOSURE
Broadway Terrace of Drew, L.P.
     Broadway Terrace of Drew had severely under funded reserves and several years of delinquent real estate taxes. Further, under prior management, the Project had an entire building, containing 8 apartments, uninhabitable due to severe vandalism, as a result of which RD commenced formal foreclosure proceedings in 1998. At that time the Partnership engaged legal counsel on behalf of Broadway Terrace and was successful in 1998 in stopping the foreclosure proceedings and getting RD to begin working with Megan Asset Management’s affiliate to put a workout plan together toward saving the Project. Although Megan Asset Management’s affiliate restored the vandalized building and increased the Project’s occupancy, RD did not feel that Broadway Terrace would ever have sufficient income to service its $1,339,330 mortgage, pay its real estate taxes and fund its reserves annually. RD proposed a 100% transfer of Broadway Terrace to a new entity, through which the Partnership would maintain its ownership interest, and to write down Broadway Terrace’s mortgage to approximately $700,000. The Partnership consented to this effort to try and keep this Project viable and engaged professionals to begin working on the 100% transfer and mortgage write-down. In 2002 the Partnership was advised that RD would not have the resources to approve the 100% transfer and mortgage write-down and informed the Partnership of its intention to foreclosure upon the Project and remove it from its portfolio. As all prior attempts to find and implement a permanent workout plan for this Project proved futile, the Partnership did not oppose RD’s subsequent foreclosure proceedings and on July 14, 2003, the Project was sold by RD at a foreclosure sale.
          While this Project generated the last of the Tax Credits to which it was entitled, $6,395, in 2000, and RD’s foreclose did not cause the Partnership to lose any future Tax Credits, as this Project was foreclosed upon in the 14th year of its 15-Year Tax Credit Compliance Period, the Partnership was required to recapture two-fifths of one-third of the Tax Credits the Partnership received from this Project over the years or $75,582, or approximately $38 per 0.05% of Limited Partnership Interest on its 2003 tax return, which recapture was passed on to the Limited Partners on their 2003 K-1’s. The amount of recapture by each 0.05% of limited Partnership Interest was limited to the amount of those Tax Credits from this Project actually used by each Limited Partner over the years.
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

          While all of the Missouri Operating Partnerships generated the last of their Tax Credits to which they were entitled, $1,330,028, in years 1998 to 2002, and each, except for Gilman Senior Apartments, L.P., nearing the end of its 15-Year Tax Credit Compliance Period, RD’s foreclose will not cause the Partnership to lose any future Tax Credits and to recapture any of the Tax Credits the Partnership received from these Projects over the years. With respect to Gilman Senior Apartments, L.P., as this Project was foreclosed upon on August 25, 2005, the Partnership will not lose any future Tax Credits, however in that the foreclosure took place in the 14th year of its 15-Year Tax Credit Compliance Period, the Partnership will be required to recapture two-fifths of one-third of the Tax Credits the Partnership received from this Project over the years or $8,753, or approximately $4 per 0.05% of Limited Partnership Interest on its 2005 tax return, which recapture will be passed on to the Limited Partners on their 2005 K-1’s. In addition, the value of Gilman Senior Apartments of (i) $1,500 which was the price the Partnership had to pay to repurchase 49.5% of that Project from AHP #2 and (ii) the value of the balance of the sale price of $2,500 will likely be lost to the Partnership as a result of this foreclosure.
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
     The general partners of Operating Partnerships Sullivan Garden Apartments, L.P. (“Sullivan Garden”) and Mills-Shapley Partnership, L.P. (“Mills-Shapley”), each sought to sell their Projects to third-parties prior to the expiration of each Project’s 15-Year Tax Credit Compliance Period as both Projects had substantial deferred maintenance and suffered from extremely high vacancies. While the Partnership could not approve the sale of either Project because of the potential recapture of Tax Credits, understanding the troubled nature of both Projects, the Partnership agreed to approve the transfer of the Operating General Partners’ interests, to sell the purchasers a portion of the Partnership’s Interests in each Operating Partnership and to grant the purchasers an option to purchase the balance of the Partnership’s Interests after the expiration of each Project’s 15-Year Tax Credit Compliance Period in an attempt to facilitate the purchasers’ takeover and revitalization of each Project and attempt to avoid any Tax Credit Recapture. Both options were exercised and the sale of 100% of the Partnership’s Interests in each Operating Partnership was completed in December, 2003 and as of January 1, 2004 respectively.
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

Approximate Number of Security Holders
          As of December 31, 2003, there were approximately 1,832 holders of Limited Partnership Interests.
Distributions
     No distributions were made to Limited Partners for fiscal years ending March 31, 2004, March 31, 2003, and March 31, 2002.

Item 6. Selected Financial Data
     The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2004, 2003, 2002, 2001, and 2000. This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.
OPERATIONS

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Interest income	$303	$655	$3,964	$44,776	$28,378
Other Income	2,022	1,170	950	1,500	1,334

	2,325	1,825	4,914	46,276	29,712

Equity in income (loss) of Operating Partnerships	521,582	(232,737)	(419,279)	(275,803)	(142,167)
Expenses	(537,339)	(325,473)	(348,307)	(582,098)	(418,424)

Net income (loss)	$(13,432)	$(556,385)	$(762,672)	$(811,624)	$(530,879

Net income (loss) per 0.05% Partnership Interest	$(6)	$(278)	$(381)	$(406)	$(265)
Cash Distributions Per 0.05% Partnership Interest	$0	$0	$0	$0	$0

	As of	As of	As of	As of	As of
Balance Sheet	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Total Assets	$420,985	$265,144	$827,038	$1,564,027	$2,267,963
Total Liabilities	$396,116	$226,843	$232,352	$216,131	$160,143
Partners’ Capital	$24,869	$38,301	$594,686	$1,347,896	$2,107,820

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
     Prior to calendar 1995, the Partnership’s primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”). Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2004, an aggregate of $1,047,733 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectible. These amounts are not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners’ Capital section of the balance sheet and since the defaulted investor units have not been cancelled. The aggregate amount outstanding and past due was also $1,047,733 for the fiscal years ending March 31, 2003 and March 31, 2002.
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
Liquidity
          The Partnership’s principal uses of funds are its operating and sales expenses and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at each of March 31, 2004, March 31, 2003, and March 31, 2002 were $24,938, $83,588, and $83,588 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that, except for the Continental pre-petition expenses and 8% Interest Obligation, were paid in full as of March 31, 1996. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

      For the 2004 Fiscal Year, the 2003 Fiscal Year, and the 2002 Fiscal Year gross cash amounts received by the Partnership were as follows:
(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and
(ii) None from interest income on the Investor Notes during any of these years; however $303, $655 and $3,964, respectively, of interest income was received on deposits maintained in escrow accounts pursuant to the Plan were received.
(iii) $486,761, $129,750 and $35,060, respectively, was received from proceeds of sales of partnership interests.
      For the 2004 Fiscal Year, the 2003 Fiscal Year, and the 2002 Fiscal Year, the uses of funds by the Partnership were as follows:
(i) $14,287, $9,525 and $18,448, respectively, for capital contributions to the Operating Partnerships;
(ii) $386,599, $200,548 and $222,815, respectively, for professional fees. For the 2004 Fiscal Year professional fees were attributed to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents in connection with the BALP Purchase Agreement, Affordable Housing Limited Partnership No. 1’s acquisition of interests in 5 Operating Partnerships, the Dominium Subsequent Loans and related Collateral Security agreements and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.
(iii) $123,780, $124,925 and $125,492, respectively, for operating expenses; and
(iv) $26,960, $ -0- and $ –0- respectively, for payments of Continental pre-petition expenses in accordance with the Plan.
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
     The net increase in cash held by the Partnership amounted to $ 202,653 for the 2004 Fiscal Year, and a net decrease in cash held by the Partnership of $97,985 for the 2003 Fiscal Year and $261,141 for the 2002 Fiscal Year. As discussed above in “Item 1. — Description of Business”, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership obtained loans secured by and also began accepting offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects (See “Liquidity” and “Item 2. Properties” above).
          However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.
Results of Operations
     Expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which is comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by $13,432 for the 2004, $556,385 for the 2003 Fiscal Year and $762,672 for the 2002 Fiscal Year.
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

          Approximately, the following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2003, $21,637, or approximately $11 per 0.05% of Partnership Interest;

•	December 31, 2002, $93,657, or approximately $48 per 0.05% of Partnership Interest;

•	December 31, 2001, $101,700, or approximately $51 per 0.05% of Partnership Interest;

•	December 31, 2000, $191,858, or approximately $96 per 0.05% of Partnership Interest; and

•	December 31, 1999, $1,232,441, or approximately $616 per 0.05% of Partnership Interest.
     Interest income decreased by approximately 54% for the 2004 Fiscal year from the 2003 Fiscal Year, and decreased by approximately 83% for the 2003 Fiscal Year from the 2002 Fiscal Year and by approximately 91% for the 2002 Fiscal Year from the 2001 Fiscal Year due primarily to the decrease in the Partnership’s cash balances resulting from the end of the investor pay-in period as of December 31, 1994 and the Partnership’s collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnerships reserves to maintain its operations while seeking an exit strategy .
     Net loss $(13,432) for the 2004 Fiscal Year, $556,385 for the 2003 Fiscal Year, and $762,672 for the 2002 Fiscal Year. The equity in income or losses from Operating Partnerships fluctuate from year to year based on the results of operations from the Projects. Net loss included equity in income of the Operating Partnerships of $521,582 for the 2004 Fiscal Year, which amounts consist primarily of income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, and $232,737 for the 2003 Fiscal Year and $419,279 for the 2003 Fiscal Year, which comprise principally of depreciation expenses from the Operating Partnerships. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1’s and each Limited Partner is to calculate basis limitation separately.
     Management fees paid were $117,625 for the 2004 Fiscal Year and $119,500 for the 2003 and 2002 Fiscal Years. The reduction in management fees resulted from the decrease by $750 for each Operating Partnership in which the Partnership’s Interests was completely sold prior to the beginning of a fiscal year.

     Professional fees of approximately $386,599 for the 2004 Fiscal Year included fees attributable to professional costs related to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents in connection with the BALP Purchase Agreement, Affordable Housing Limited Partnership No. 1’s acquisition of interests in 5 Operating Partnerships, the Dominium Subsequent Loans and related Collateral Security agreements and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $200,548 in the 2003 Fiscal Year included fees incurred in negotiations and drafting sales agreements, options, due diligence items in connection with the BALP Purchase Agreement, and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $222,815 in the 2002 Fiscal Year included fees incurred in connection with the Second Exclusivity Agreement and negotiations and drafting of agreements with Dominium to pursue a possible tender offer for some or all of the Limited Partnership Interest, preparation of SEC reports, defaulted investor litigation and the preparation of agreements and amended partnership agreements for Operating Partnerships with interests being transferred.
     No interest expense was incurred in the 2004, 2003, and 2002 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.
     No amortization of organization costs were incurred in the 2004, 2003, and 2002 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.
     Other income of approximately $2,022 in the 2004 Fiscal Year, $1,170 in the 2003 Fiscal Year and $950 in the 2002 Fiscal Year was recorded as a result of miscellaneous items, and the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager’s Management Agreement.
     Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement (described in “Item 1. Business – Organization” above) and the Management Agreement (described in “Item 11. Executive Compensation — Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2004 the Partnership paid the Independent Manager $26,960, -0- and $ –0- in the 2003 and 2002 Fiscal Years, respectively, toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.

          The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $1,400,000 as of March 31, 2004 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see “Item 2. Properties” above), any unpaid or accrued annual distributions due the Partnership (see “Overview” above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,543,327 as of March 31, 2004 after the payments made as above.
     The Partnership is organized as a limited partnership and is a “pass through” entity which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 2003, 2002 and 2001 Limited Partners were allocated approximately $21,637, $93,657 and $101,700, respectively, in Tax Credits, or approximately $11, $48 and $51 per 0.05% of Partnership Interest, respectively.
     The following is financial data for the Partnership that reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 2004.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2003	2003	2003	2002	2002	2002
Investments in Operating Limited Partnerships	88,157	88,907	91,914	449,664	480,056	534,756
Other Assets:
Cash	133,358	150,538	67,397	47,753	79,794	168,308
Advances to Operating Partnerships	119,613	82,563	99,388	77,763	52,313	60,063

	341,128	322,008	258,699	575,180	612,163	763,127

	LIABILITIES AND PARTNERS’ CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2003	2003	2003	2002	2002	2002
Liabilities:
Accounts payable & accrued expenses	181,672	135,284	141,862	171,831	127,929	156,939
Loan Payable — Dominium	402,465	282,465	116,130	—	—	—
Contributions payable to Operating Partnerships	83,588	83,588	83,588	83,588	83,588	83,588

	667,725	501,337	341,580	255,419	211,517	240,527

Partners’ Capital:
Limited partners	721,131	868,399	964,847	1,367,489	1,448,374	1,570,328
General partner	5	5	5	5	5	5
Subscriptions receivable	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)

	(326,597)	(179,329)	(82,881)	319,761	400,646	522,600

	341,128	322,008	258,699	575,180	612,163	763,127

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2003	2002
Interest Income	$94	$311
Other	—	625

	94	936

Equity in income (losses) of operating partnerships	—	(21,000)

Expenses:
Management fees	29,875	29,875
Professional services	88,374	6,562
Developer Class Representative	—	15,000
Other expense	3,027	584

	121,276	52,021

Net income (loss)	$(121,182)	$(72,085)

Net income (loss) allocated to General Partner	$(0)	$(0)

Net income (loss) allocated to Limited Partners	$(121,182)	$(72,085)

Net income (loss) per .05% L. P. Interest	$(61)	$(36)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Interest Income	$36	$221	$130	$531
Other	6,184	546	6,184	1,171

	6,220	767	6,314	1,702

Equity in income (losses) of operating partnerships	—	(21,000)	—	(42,000)

Expenses:
Management fees	29,875	29,875	59,750	59,750
Professional services	70,620	71,261	158,994	77,823
Developer Class Representative	—	—	—	15,000
Other expense	2,172	586	5,199	1,170

	102,667	101,722	223,943	153,743

Net income (loss)	$(96,447)	$(121,955)	$(217,629)	$(194,041)

Net income (loss) allocated to General Partner	$(0)	$(0)	$(1)	$(1)

Net income (loss) allocated to Limited Partners	$(96,447)	$(121,955)	$(217,628)	$(194,040)

Net income (loss) per .05% L. P. Interest	$(48)	$(61)	$(109)	$(97)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002
Interest Income	$75	$66	$205	$597
Other	—	—	6,184	1,172

	75	66	6,389	1,769

Equity in income (losses) of operating partnerships	50,000	24,444	50,000	(17,556)

Expenses:
Management fees	28,375	29,875	88,125	89,625
Professional services	121,192	72,807	280,186	150,630
Developer Class Representative	15,000	—	15,000	15,000
Continental Pre-petition Expense	26,960	—	26,960	—
Other expense	5,816	2,713	11,016	3,883

	197,343	105,395	421,287	259,138

Net income (loss)	$(147,268)	$(80,885)	$(364,898)	$(274,925)

Net income (loss) allocated to General Partner	$(1)	$(0)	$(1)	$(1)

Net income (loss) allocated to Limited Partners	$(147,267)	$(80,885)	$(364,897)	$(274,924)

Net income (loss) per .05% L. P. Interest	$(74)	$(40)	$(182)	$(137)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(121,182)	(72,085)

Adjustments to reconcile net loss to net
Cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	0	21,000

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(1,393)	8,175

Total adjustments	(1,393)	29,175

Net cash used by operating activities	(122,575)	(42,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	17,400	26,992
Sales proceeds — partnership interest
Loan proceeds — Dominium	116,130

Net cash provided by investing activities	133,530	26,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	1,000	30,800

Net cash provided by financing activities	1,000	30,800

NET INCREASE (DECREASE) IN CASH	11,955	14,882

CASH BALANCE, BEGINNING OF PERIOD	55,442	153,427

CASH BALANCE, END OF PERIOD	67,397	168,309

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(96,447)	(121,955)	(217,629)	(194,040)

Adjustments to reconcile net loss to net
Cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	0	21,000	0	42,000

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(6,578)	(29,010)	(7,971)	(20,835)

Total adjustments	(6,578)	(8,010)	(7,971)	21,165

Net cash used by operating activities	(103,025)	(129,965)	(225,600)	(172,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	3,007	41,450	20,407	68,442
Sales proceeds — partnership interest			0	0
Loan proceeds — Dominium	166,335		282,465	0

Net cash provided by investing activities	169,342	41,450	302,872	68,442

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	16,824		17,824	30,800

Net cash provided by financing activities	16,824	0	17,824	30,800

NET INCREASE (DECREASE) IN CASH	83,141	(88,515)	95,096	(73,633)

CASH BALANCE, BEGINNING OF PERIOD	67,397	168,308	55,442	153,427

CASH BALANCE, END OF PERIOD	150,538	79,793	150,538	79,794

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(147,268)	(80,885)	(364,897)	(274,925)

Adjustments to reconcile net loss to net
Cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	(50,000)	(24,444)	(50,000)	17,556

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	46,388	43,902	38,417	23,067

Total adjustments	(3,612)	19,458	(11,583)	40,623

Net cash used by operating activities	(150,880)	(61,427)	(376,480)	(234,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	750	9,392	21,157	77,834
Sales proceeds — partnership interest	50,000	45,444	50,000	45,444
Loan proceeds — Dominium	120,000		402,465	0

Net cash provided by investing activities	170,750	54,836	473,622	123,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(37,050)	(25,450)	(19,226)	5,350

Net cash provided by financing activities	(37,050)	(25,450)	(19,226)	5,350

NET INCREASE (DECREASE) IN CASH	(17,180)	(32,041)	77,916	(105,674)

CASH BALANCE, BEGINNING OF PERIOD	150,538	79,794	55,442	153,427

CASH BALANCE, END OF PERIOD	133,358	47,753	133,358	47,753

          The net income or loss for each quarter is comprised primarily of the Partnership’s equity in income of the Operating Partnerships which includes income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, and the equity in net losses of the Operating Partnerships, consisting primarily of deprecation expense of the Operating Partnerships which are passed through to the Partnership, and expenses for each quarter include management fees and expense for professional services.
          The net loss was $(147,268) for the quarter ended December 31, 2003, and a net loss of $(96,447) for the quarter ended September 30, 2003, and net loss of $(121,182) for the quarter ended June 30, 2003, respectively, as compared to the net loss of $(80,885) for the quarter ended December 31, 2002, $(121,955) for the quarter ended September 30, 2002, and $(72,085) for the quarter ended June 30, 2002.
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

The Independent Manager
     In view of the need to have an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership, a Management Agreement between the Partnership and the Independent Manager was entered into and provides for the Independent Manager to conduct and manage, on the Partnership’s behalf, the Partnership’s operations in connection with, among other things, collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan. (See “Item 1. Business - Organization” above) Even after the merger of both the General Partner’s and Independent Manager’s rights and obligations into Megan Management, and subsequently Megan Asset Management, the Management Agreement was kept in place because it outlined the compensation and duties to be performed more specifically than did the Partnership Agreement. The compensation of the Independent Manager is set forth under “Item 11. Executive Compensation.”
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
SUMMARY COMPENSATION TABLE
Annual Compensation

		Fiscal Year
Name and Principal Position	Ended	Fee Compensation	Other
Megan Asset Management, Inc.	3/31/04	$117,625	$26,960	(1)
Independent Manager	3/31/03	$119,500	$4,500
Independent Manager	3/31/02	$119,500	$16,500

(1)	Consists of payment for Continental pre-petition expenses pursuant to the Settlement Agreement and Management Agreement.
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

     The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989. As of March 31, 2004 the total amount remaining due, plus accrued interest was $5,140,034, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $ -0-, $625 and $950 were due and paid to the Partnership respectively for the 2004, 2003 and 2002 Fiscal Years.
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
Compensation of the Investors Committee
     The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its oversight duties. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for attendance at meetings of the Investors Committee. An aggregate of $8,620, and $ -0-, and $8,255 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2004, March 31, 2003, and March 31, 2002. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.

Item 13. Certain Relationships and Related Transactions.
Gary L. Maddock P.C.
     Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management’s Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law. The Partnership paid Gary L. Maddock P.C. approximately $262,090 in fees and expenses related to services rendered to the Partnership, during the 2004 Fiscal Year.
Paul J. Maddock P.C.
     Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management’s President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $41,825 in accounting fees during the 2004 Fiscal Year related to tax return services rendered to Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services which are, when and if collected, reimbursed to the Partnership.

PART IV
Item 14. Principal Accountant Fees and Services.
     Fees paid to the Partnership’s independent auditors for Fiscal year 2005 were comprised of the following:

Fee Type	2004	2003
Audit Fees	$15,000	$15,000

Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	$6,460	$5,634

Total	$21,460	$20,634

Audit Committee
The Partnership has no Audit Committee. All audit services and any permitted non–audit services performed by the Partnership’s independent auditors are pre-approved by Megan Asset Management, Inc.
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Financial Statements and Financial Statement Schedules
•	Reports of Independent Accountants

•	Balance Sheets as of March 31, 2004, and March 31, 2003

•	Statements of Operations for the fiscal year ended March 31, 2004, March 31, 2003, and March 31, 2002

•	Statements of Changes in Partners’ Capital for the fiscal year ended March 31, 2004, March 31, 2003, and March 31, 2002

•	Statements of Cash Flows for the fiscal year ended March 31, 2004, March 31, 2003, and March 31, 2002

•	Notes to Financial Statements as of March 31, 2004,

(b)	Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

Exhibit No.	Name of Exhibit

*2(a)	Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2(a)(i)	Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2(a)(ii)	Order Amending Confirmation Order, dated October 3, 1990.

*2(b)	Order Clarifying Joint Plan dated December 11, 1990.

*2(c)	Order Modifying Joint Plan entered March 6, 1991.

*2(c)(i)	Order Amending Confirmation Order, dated April 8, 1991.

*2(d)	Second Order Modifying Joint Plan entered June 22, 1992.

*2(e)	Final Decree, dated May 20, 1993.

*3(a)	Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4(a)	Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership

*10(a)	Amended and Restated Management Agreement dated as of December 23, 1991.

*10(b)	Form of Partnership Interest Security Agreement with Developer.

*10(c)	Form of Unfinanced Note Security Agreement with Developers.

*10(d)	Form of Loan and Security Agreement.

*10(e)	Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10(f)	Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

10(g)	Dominium Loan and Collateral Security Agreements, including exhibits

10(h)	Contract to Purchase Limited Partnership Interests in Five Operating Partnership Interests to Affordable Housing Limited Partnership No. 1 dated September 30, 2003, including exhibits

13	Report of Independent Accountants, Financial Statements and Notes thereto

Exhibit No.	Name of Exhibit

*28(a)	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28(b)	Investor Notes.

*28(c)	Agreements and Certificate of Limited Partnership of the Operating Partnerships.

31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

*	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

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