Form 10-K
period 2005-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2005-11-17
CIK 874662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________
Commission file number: 0-19258
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3022123 (I.R.S. Employer Identification Number)
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
DOCUMENTS INCORPORATED BY REFERENCE
          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospects filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: NONE
          This filing is a consolidated filing for the fiscal year ended March 31, 2005. Bayfield Low Income Housing Limited Partnership has not heretofore filed an Annual Report on Form 10-K for the fiscal year ended March 31, 2005, nor has it filed Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, September 30, and December 31, 2004.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2005
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
          For the tax year ended December 31, 2004, there were no Tax Credits generated by the Projects or passed through by the Partnership to the Limited Partners, and net income of $16,696,292 was passed though to the investors on their 2004 K-1’s, which income included $19,548,000 of gain from the recapture of loss deductions taken by the Limited Partners since the inception of the Partnership, rather than cash proceeds, as a result of the sale of Operating Partnership interests pursuant to its Liquidity Program, (See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”, below).
          The following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2004, $-0-;

•	December 31, 2003, $21,637;

•	December 31, 2002, $96,208;

•	December 31, 2001, $102,890;

•	December 31, 2000, $201,794; and

•	December 31, 1999 $1,232,441

          As of December 31, 1999, with substantially all of the Tax Credits having been realized from the Operating Partnerships and passed through to the Limited Partners and most of the Operating Partnerships nearing the end of their 15-year Tax Credit Compliance Period, the Partnership had reached the end of its economic useful life. Accordingly, the General Partner began exploring various exit strategies, including the sale of the Limited Partner Interests in the Partnership, the sale of the Partnership’s Interests in the Operating Partnerships that own the Projects and the sale/or refinancing by the Operating Partnerships of their Projects. However, as explained above, various restrictions in connection with the RD mortgage loans, as well as continuing occupancy requirements with respect to the Tax Credits received and market conditions severely restricted the Partnership’s flexibility in considering various exit strategies and the value to be received from the exit strategies considered and implemented.
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

For the fiscal years ended March 31, 2005 (the “2005 Fiscal Year”), March 31, 2004 (the “2004 Fiscal Year”), and March 31, 2003 (the “2003 Fiscal Year”) the Partnership had cash and cash reserves totaling $351,088, $258,095, and $55,442 respectively. The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, to make loans to certain financially troubled Operating Partnerships in order to attempt to insure that the Tax Credits, and other tax benefits, continued to flow from those Operating Partnerships to the Limited Partners and also to attempt to avoid Tax Credit Recapture, and for professional fees attributed to costs relating to the negotiations, preparation of contracts to purchase and/or sales agreements, options, due diligence items and closing documents relating to the attempted sales or sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program (See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”) .

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

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships
								Bayfield’s	Accum. LIHC (from
			Number of Apts.	Project’s Mortgage	Developer’s		Original Capital	Committed Capital	Inception of	Percent of Interest
Operating Partnership	City	State	Units	Balance	Original Equity	Original Tax Items	Events	Contribution	Bayfield)	Sold

Albany Commons, Ltd.	Albany	KY	24	616,938	23,400	99	50	177,929	316,212	33
Baker Heights II, L.P.	Martinsburg	WV	32	961,014	53,000	95	50	241,438	380,468	50
Bayshore North Apts. Phase IV	Brewerton	NY	36	1,307,260	41,840	99	50	319,017	532,285	50
Belfast Housing Associates	Belfast	ME	24	1,100,997	60,500	99	50	282,195	470,699	50
Berea Summit, Ltd.	Shelbyville	KY	15	376,935	5,856	99	50	45,134	79,126	33
Berkshire Apartments, Ltd. #2	Harrodsburg	KY	22	660,040	36,150	95	50	163,186	186,588	50
Blades Limited Partnership	Blades	DE	33	1,212,817	66,000	99	50	301,958	505,176	50
Brentwood Apartments, Ltd.	Flatwoods	KY	21	649,689	36,500	99	50	160,800	258,191	50
Briar Hill Apartments, Ltd.	Barbourville	KY	16	355,849	29,654	95	50	88,475	135,220	50
Canal Town Associates	Canastota	NY	6	237,899	12,991	95	50	57,391	83,833	50
Cedar Crest Apartments, L.P.	Bourbon	MO	16	380,342	12,200	99	50	95,472	179,505	33
Cedar Grove Apts. Limited II	Shepherdsville	KY	36	1,064,234	60,763	95	50	275,938	383,968	50
Cle Elum Apartment Associates	Cle Elum	WA	20	599,761	34,000	95	50	154,188	216,836	50
Cleveland Courts, LTD.	Cleveland	MS	18	513,054	27,750	99	50	127,650	251,591	33
Clifford Heights Apartments, Ltd.	Stamping Ground	KY	12	371,018	20,564	99	50	93,425	154,699	50
Cottondale Villa Apartments, Ltd.	Cottondale	FL	24	660,818	35,700	99	50	166,138	271,465	50
Cypress View Estates, Ltd.	Shaw	MS	24	689,434	37,500	95	50	166,414	286,240	50
Delta Terrace Estates, L.P.	Sterlington	LA	24	698,466	39,700	95	50	180,474	279,065	50
Diamond Court II L.P.	Harrington	DE	32	1,201,943	38,300	99	50	297,192	498,582	50
East Magnolia Village, L.P.	Port Gibson	MS	24	638,078	35,000	99	50	161,503	245,039	50
Edmonson Properties, Limited	Brownsville	KY	16	448,399	15,470	99	50	118,956	207,569	50
Elliott Manor, Ltd.	Sandy Hook	KY	24	748,102	23,960	99	50	184,831	341,728	33
Elmwood Estates, L.P.	Monroe	LA	32	1,029,085	32,550	99	50	94,754	132,485	50
Fieldcrest, Ltd.	Lexington	KY	16	428,232	23,275	99	50	114,667	195,891	50
Folsom South Venture	Folsom	LA	12	368,609	20,073	99	50	90,324	153,748	50
Forest Park Apartments Ltd.	Lake Butler	FL	32	1,086,431	43,150	99	50	212,871	351,056	50
Franklin Vista II, Ltd.	Anthony	NM	28	865,772	47,250	95	50	216,093	337,201	50
Gaslight Square Apartments, Ltd.	Versailles	IN	24	698,538	39,474	95	50	179,152	257,691	50
Gatewood Apartments, Ltd.	Bayou George	FL	37	1,089,487	59,533	95	50	270,750	436,975	50
Gibsland Villas L.P.	Gibsland	LA	24	702,945	42,930	95	50	206,022	326,117	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships
								Bayfield’s	Accum. LIHC (from
			Number of Apts.	Project’s Mortgage	Developer’s		Original Capital	Committed Capital	Inception of	Percent of Interest
Operating Partnership	City	State	Units	Balance	Original Equity	Original Tax Items	Events	Contribution	Bayfield)	Sold

Gilman Seniors Apartments, L.P.	Gilman City	MO	6	156,698	5,000	99	50	35,221	70,573	33
Glenmora Apartments Partnership	Glenmora	LA	13	412,139	21,590	99	50	96,605	166,161	50
Greenleaf Gardens, Ltd.	Orange City	FL	47	1,242,703	67,650	99	50	304,975	499,575	50
Hagewood Apartments Ltd.	Natchitoches	LA	16	538,686	29,775	95	50	134,601	203,027	50
Hidden Hill Apartments, Ltd.	Elizabethtown	KY	16	483,235	26,796	99	50	120,935	196,926	50
Hilltop Manor RRH, Ltd. II	Ocala	FL	45	1,309,636	58,600	99	50	326,541	605,974	50
Hillwood, Ltd.	Anderson	AL	12	309,924	16,900	99	50	86,050	146,550	50
Hitchcock Housing, Ltd.	Hitchcock	TX	40	1,010,857	55,200	95	50	250,676	373,163	50
Houston Associates	Lycoming Country	PA	24	927,179	29,850	99	50	234,799	411,487	50
Hurricane, Ltd.	Hurricane	UT	24	809,936	70,250	95	50	201,993	297,917	50
Indianwood Apartments II, Ltd.	Lafayette	AL	24	609,105	32,800	99	50	113,856	176,116	50
Jonesville Apts.Sr. Citizens Ptrshp.	Jonesville	LA	18	546,562	29,518	99	50	136,811	216,123	50
Kent Summit, Ltd.	Shelbyville	KY	8	239,585	3,330	99	50	57,207	100,325	33
Kingswood II, Ltd.	Mount Olive	MS	24	622,808	34,907	95	50	152,206	247,769	50
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	188,450	6,000	99	50	45,711	85,295	50
Lakecrest, Ltd.	Elizabethtown	KY	36	989,892	58,620	95	50	266,539	364,050	45
Lakeview Estates, Ltd.	Lakeview	AR	33	1,006,441	54,700	99	50	249,451	455,589	50
Lakewood Apartments II, Ltd.	Lake City	FL	32	847,604	46,350	95	50	212,000	341,784	50
Larue Properties, Limited	Hodgenville	KY	24	470,379	23,480	99	50	185,145	288,602	50
Las Rosas II, Ltd.	Tularosa	NM	28	894,744	48,820	95	50	221,375	343,126	50
Laurelwood Apartments, L.P.	Collierville	TN	35	1,036,434	73,050	95	50	259,302	374,086	50
Lead Bayou, Ltd.	Cleveland	MS	48	1,295,805	70,600	95	50	236,394	406,385	50
Lewis Apartments Company I	Lowville	NY	18	665,704	36,250	99	50	165,773	275,041	50
Lewistown Apartments L.P.	Lewistown	MO	12	279,147	15,053	95	50	67,666	118,457	50
Lillie Mae’s Retirement Village Apts., L.P.	Chickasha	OK	48	1,077,652	144,500	99	50	299,293	489,025	50
Magnolia Plaza, Ltd.	Magnolia	TX	36	935,394	51,000	95	50	231,713	336,222	50
Manor Apts. Caddo Mills. Texas, Ltd.	Caddo Mills	TX	24	566,088	18,200	99	50	128,510	219,625	50
Maple Hill Estates, Ltd.	Lancaster	KY	32	1,015,473	54,880	95	50	249,384	356,820	50
Maple Leaf Associates (Liberty Ter.)	Watsontown	PA	24	904,903	49,500	95	50	225,188	360,777	100
Marion September Housing, L.P.	Marion	KS	20	529,910	29,000	95	50	131,628	209,615	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships
								Bayfield’s	Accum. LIHC (from
			Number of Apts.	Project’s Mortgage	Developer’s		Original Capital	Committed Capital	Inception of	Percent of Interest
Operating Partnership	City	State	Units	Balance	Original Equity	Original Tax Items	Events	Contribution	Bayfield)	Sold

Meadowland Apartments, Ltd.	Iowa	LA	16	510,340	29,332	99	50	129,131	193,062	50
Mosswood Apartments, Ltd.	Start	LA	24	731,301	36,700	95	50	166,822	262,529	50
Mountain View Apartments II, Ltd.	Morehead	KY	24	714,069	39,632	99	50	186,493	305,185	50
Munfordville Properties, Limited	Munfordville	KY	10	333,908	18,000	95	50	81,248	122,304	50
M-W Limited Partnership	Westfield	WI	8	230,834	12,740	95	50	58,068	75,311	100
New Caney Oaks, Ltd.	New Caney	TX	57	1,176,117	65,000	95	50	293,148	423,036	50
North Deer Creek, L.P.	Hollandale	MS	24	685,719	38,325	95	50	174,358	284,423	50
Oak Valley Place II, L.P.	Knox	IN	18	518,426	28,385	99	50	122,084	182,977	50
Old Oak Estates, L.P.	West Monroe	LA	37	1,233,219	39,570	99	50	306,274	492,942	50
Onion Creek, Ltd.	Buda	TX	32	802,732	44,561	95	50	199,101	306,875	50
Orchard Commons, Ltd.	Crab Orchard	KY	16	358,782	16,110	99	50	122,449	222,978	33
P.D.C. Eighteen Limited Partnership	Newport	AR	32	1,033,131	32,570	95	50	236,615	420,284	33
P.D.C. Twenty Two Limited Partnership	Cherry Valley	AR	20	829,432	22,970	95	50	171,475	302,456	33
Park Place East Associates	Muncy	PA	24	887,717	30,250	99	50	241,188	375,183	33
Park Place North Associates	Muncy	PA	16	589,885	32,300	99	50	146,836	249,828	33
Parkwood Associates, L.P.	Stateline	MS	24	658,202	20,920	99	50	164,700	283,594	50
Pecan Villa Apartments, L.P.	Richwood	LA	32	1,043,719	57,700	95	50	262,777	404,287	50
Pocomoke Villas Limited Partnership	Pocomoke City	MD	37	1,454,040	78,947	99	50	362,966	604,737	50
Regency Apts. of Reno, Texas, Ltd.	Reno	TX	24	565,032	18,000	99	50	138,379	214,706	50
Regency Associates, Ltd.	Sumrall	MS	24	637,762	34,778	95	50	158,045	232,670	50
Reservoir Hill Limited Partnership V	Baltimore	MD	18	389,494	200	99	50	577,891	1,111,527	33
Ridge View Apartments, Ltd.	Crystal River	FL	44	1,351,931	73,324	95	50	312,000	458,553	50
Ridgecrest Properties Ltd.	Bridgeport	AL	24	666,883	36,300	95	50	164,784	200,224	50
Riverbend Apartments, Ltd.	Delta	LA	16	471,686	26,300	95	50	119,075	173,454	50
Rolling Meadow II L.P.	Greensboro	MD	26	972,764	53,000	99	50	244,480	387,181	50
Russell “September” Housing, L.P.	Russell	KS	12	317,057	17,400	95	50	78,492	122,763	50
Sacramento, Ltd.	Cloudcraft	NM	20	777,080	45,230	95	50	194,175	291,128	50
Sleepy Oaks Limited Partnership	West Branch	MI	12	269,570	25,265	95	50	82,239	116,486	0
Somerset Western Hills Assoc. Ltd. Phase II	Somerset	KY	16	495,293	22,220	99	50	125,254	209,081	50
Southeastern Associates, Ltd.	Hammond	LA	42	1,321,218	72,400	99	50	314,798	493,637	50

Bayfield Low Income Housing Limited Partnership
Ownership Interest in Operating Partnerships
								Bayfield’s	Accum. LIHC (from
			Number of Apts.	Project’s Mortgage	Developer’s		Original Capital	Committed Capital	Inception of	Percent of Interest
Operating Partnership	City	State	Units	Balance	Original Equity	Original Tax Items	Events	Contribution	Bayfield)	Sold

Spring Meadow Apartments Ltd.	Russell Springs	KY	24	708,440	55,537	99	50	183,090	281,587	50
St. Rose Associates, Ltd.	St. Rose	LA	24	735,810	29,803	99	50	182,093	313,243	50
Streamside Associates	Frankfort	NY	24	877,879	40,150	99	50	238,335	390,384	50
Summer Place, Ltd.	St. Helen	MI	12	329,129	18,050	95	50	81,457	119,593	0
Sun Rise North Ltd.	Guntersville	AL	48	1,458,666	46,800	99	50	362,362	542,817	50
Sunrise Apartments L.P.	Milton	WV	12	371,374	77,000	99	50	82,532	125,092	50
Taft Gardens, Ltd.	Taft	TX	24	611,613	33,500	95	50	151,792	212,300	50
Taft Terrace, Ltd.	Taft	TX	32	815,485	44,700	95	50	202,669	300,130	50
Timberline Apartments	Wilburton	OK	24	605,566	33,400	95	50	151,443	215,113	95
Valley Limited, L.P.	Vevay	IN	24	668,641	22,500	99	50	128,592	243,608	100
Valley Place Associates	Elysburg	PA	32	1,258,295	67,200	99	50	311,318	566,031	50
Wayland Apartments, L.P.	Wayland	MO	8	186,832	10,211	95	50	45,771	70,896	50
West Meadow Apartments II, Ltd.	Geneva	AL	32	830,769	47,900	95	50	187,250	302,093	50
Wexford Associates	Littleton	ME	16	794,233	40,000	99	50	175,185	319,099	50
Willow Haven Apartments, L.P.	Delhi	LA	44	1,358,499	78,391	95	50	323,906	495,071	50
Wilson Lake Associates	Wilton	ME	34	1,589,833	85,900	99	50	400,896	678,288	50
Wolcott Associates	Wolcott	NY	40	1,376,654	77,936	99	50	353,080	563,212	50
Woodcrest Apartments, L.P.	Lafayette	TN	32	953,999	62,000	95	50	233,994	342,780	50
Housing Partners IX, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	225,304	0

Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57		285,008	0
			2,694	$81,244,319	$4,256,609			$20,416,967	$33,306,484
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
Accumulated LIHC (from Inception of Bayfield) — The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90 inception of Bayfield through the tax year ending 12/31/04.
% of Interests Sold — The percentage of the Partnerships Interest in the Operating Partnerships sold pursuant to the Liquidity Program or further sales toward implementing an exit strategy as of the date of this report.

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
Approximate Number of Security Holders
          As of December 31, 2004, there were approximately 1,832 holders of Limited Partnership Interests.
Distributions
          No distributions were made to Limited Partners for fiscal years ending March 31, 2005, March 31, 2004, and March 31, 2003.

Item 6. Selected Financial Data
          The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2005, 2004, 2003, 2002, and 2001. This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.
OPERATIONS

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001
Interest income	$588	$303	$655	$3,964	$44,776
Other Income	0	2,022	1,170	950	1,500

	588	2,325	1,825	4,914	46,276

Equity in income (losses) of Operating Partnerships	2,297,099	521,582	(232,737)	419,279)	(275,803)
Expenses	(688,187)	(537,339)	(325,473)	(348,307)	(582,098)

Net Income (Loss)	$1,609,500	$(13,432)	$(556,385)	$(762,672)	$(811,624)

Net income (loss) per 0.05% Partnership Interest	$796	$(6)	$(278)	$(381)	$(406)
Cash Distributions Per 0.05% Partnership Interest	$0	$0	$0	$0	$0

	As of	As of	As of	As of	As of
Balance Sheet	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001
Total Assets	$1,810,0743	$420,985	$265,144	$827,038	$1,564,027
Total Liabilities	$176,374	$396,116	$226,843	$232,352	$216,131
Partners’ Capital	$1,634,369	$24,869	$38,301	$594,686	$1,347,896

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
          Prior to calendar 1995, the Partnership’s primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”). Each of the Investor Notes was payable in semi-annual installments through December 31, 1994. As of March 31, 2005, an aggregate of $1,047,733 was owed pursuant to the Investor Notes. These notes are past due and are considered uncollectible. These amounts are not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners’ Capital section of the balance sheet and since the defaulted investor units have not been cancelled. The aggregate amount outstanding and past due was also $1,047,733 for the fiscal years ending March 31, 2004 and March 31, 2003.
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
          The total amount due annually to the Partnership from the $750 distributions from the Operating Partnerships is approximately $104,000. The Partnership has been receiving only approximately 50% of the distributions due from the Operating Partnerships. To the extent that such distributions or portion thereof are not paid in any year, the remainders accumulate and are to be paid at the earliest time permitted. As indicated above, many of the distributions are not being made do to limitations by governmental regulations.
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
          Other than the annual payment referred to above, the Partnership does not anticipate that it will receive material cash distributions from the operations of the Operating Partnerships, or that it will derive net cash from its ordinary operations generally. Aside from such payments, the Partnership does not have significant external sources of Capital Resources other than through the sale of its Operating Partnership Interests under its Liquidity Program (discussed in “Item 1. Business — Description of Business” above and “Liquidity” below). All of the above-named sources of Capital Resources are being used to meet the operating expenses of the Partnership to preserve and maintain the investment in its Projects and to sell its interests in the Operating Partnerships in anticipation of liquidating the Partnership, subject to the Required Consent.
Liquidity
          The Partnership’s principal uses of funds are its operating and expenses in connection with the sale of its Operating Partnerships and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations at each of March 31, 2005, March 31, 2004, and March 31, 2003 were $16,122, $24,938 and $83,588 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that were paid in full as of March 31, 1996, except for the Continental pre-petition expenses and 8% Interest Obligation. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

          For the 2005 Fiscal Year, the 2004 Fiscal Year, and the 2003 Fiscal Year gross cash amounts received by the Partnership were as follows:
(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and
(ii) None from interest income on the Investor Notes during any of these years; however $588, $303 and $655, respectively, of interest income was received on deposits maintained in escrow accounts pursuant to the Plan were received; and
(iii) $982,101, $486,761 and $129,750, respectively, were received from proceeds of sales of Partnership Interests.
For the 2005 Fiscal Year, the 2004 Fiscal Year, and the 2003 Fiscal Year, the uses of funds by the Partnership were as follows:
(i) $26,050, $14,287, and $9,525, respectively, for capital contributions to the Operating Partnerships;
(ii) $487,048, $386,599 and $200,548, respectively, for professional fees. For the 2005 Fiscal Year professional fees were attributed to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents for Affordable Housing Limited Partnership No. 2’s acquisition of interests in 15 Operating Partnerships, the failed purchase of 77 Operating Partnership interests by Housing and Tax Consultants, LLC, and the successful sale of up to 50% of the Partnership’s Interests in 81 Operating Partnerships to MPF Bayfield Acquisition, LLC and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for numerous Operating Partnerships with interests being transferred.
(iii) $128,445, $123,780, and $124,925 respectively, for operating expenses; and
(iv) $72,694, $26,960 and -0- respectively, for payments of Continental pre-petition expenses in accordance with the Plan.
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
          The net increase in cash held by the Partnership amounted to $92,993 for the 2005 Fiscal Year, $202,653 for the 2004 Fiscal Year, and a net decrease in cash held by the Partnership of $97,985 for the 2003 Fiscal Year. As discussed above in “Item 1. — Description of Business”, the Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership’s reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership obtained loans secured by and also began accepting offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects (See “Liquidity” and “Item 2. Properties” above).
          However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the originally anticipated 15-year compliance period of the Operating Partnerships, years 2002-2004, or if sufficient purchasers of the Operating Partnership interests are not available.
Results of Operations
          Income, comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, exceeded expenses, which are comprised principally of depreciation expenses, management fees and professional services costs, by $1,609,500 for the 2005 Fiscal Year and expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which is comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by $13,432 for the 2005, and $56,385 for the 2003 fiscal Year.
          As noted above under “Item 1. Business — Description of Business”, the Partnership’s principal business was the maintenance of its interests in the Operating Partnerships, and because the Partnership has reached the end of its economic life, it does not expect to and does not have the funds available to make new investments or otherwise engage in additional activities. The Partnership’s results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships’ sales or business transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The general partner of the Partnership, has evaluated the capital needs, competitive position and market conditions for each of the Projects, and used these factors to determine whether it is in the Partnership’s best interests to continue to own them. The General Partner decide that the best course of action was to sell some or all of the assets in the Partnership, subject to the Required Consents, and it has begun doing so. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

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
          The following Tax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:
•	December 31, 2004, $ -0-;

•	December 31, 2003, $21,637, or approximately $11 per 0.05% of Partnership Interest;

•	December 31, 2002, $93,657, or approximately $48 per 0.05% of Partnership Interest;

•	December 31, 2001, $101,700, or approximately $51 per 0.05% of Partnership Interest;

•	December 31, 2000, $191,858, or approximately $96 per 0.05% of Partnership Interest; and

•	December 31, 1999, $1,232,441, or approximately $616 per 0.05% of Partnership Interest.
          Interest income increased by approximately 94% for the 2005 Fiscal year due to increased balances in the escrow accounts resulting the sales of Operating Partnerships pursuant to the Liquidity Program, and decreased by approximately 49% for the 2004 Fiscal Year from the 2003 Fiscal Year and decreased by approximately 83% for the 2003 Fiscal Year from the 2002 Fiscal Year due primarily to the decrease in the Partnership’s cash balances resulting from the end of the investor pay-in-period as of December 31, 1994 and the Partnership’s collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnership’s reserves to maintain its operations while seeking an exit strategy.
          Net income was $1,609,500 for the 2005 Fiscal Year, and there was a net loss of $13,432 for the 2004 Fiscal Year, and a net loss of $556,385 for the 2003 Fiscal Year. The equity in income or losses from Operating Partnerships fluctuates from year to year based on the results of operations from the Projects. Net income included equity in income of the Operating Partnerships of $2,297,099 for the 2005 Fiscal Year, and $521,582 for the 2004 Fiscal Year, which amounts consist primarily of income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program. For the 2003 Fiscal Year the equity in losses from the Operating Partnerships was $232,737, which comprise principally of depreciation expenses from the Operating Partnerships. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized. Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests. For income tax reporting purposes 100% of the losses are permitted to be passed through to the Limited Partners on their K-1’s and each Limited Partner is to calculate basis limitation separately.

          Management fees paid were $118,000 for the 2005 Fiscal Year, $117,625 for the 2004 Fiscal Year, and $119,500 for the 2003 Fiscal Year. The reduction in management fees resulted from a partial refund in the 2004 Fiscal Year and the decrease by $750 for each Operating Partnership in which the Partnership’s Interests was completely sold prior to the beginning of a fiscal year.
          Professional fees of approximately $487,048 for the 2005 Fiscal Year included fees attributable to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents for Affordable Housing Limited Partnership No. 2’s acquisition of interests in 15 Operating Partnerships, the failed purchase of 77 Operating Partnership interests by Housing and Tax Consultants, LLC, and the successful sale of up to 50% of the Partnership’s Interests in 81 Operating Partnerships to MPF Bayfield Acquisition, LLC and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $386,599 for the 2004 Fiscal Year included fees attributable to professional costs related to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents in connection with the BALP Purchase Agreement, Affordable Housing Limited Partnership No. 1’s acquisition of interests in 5 Operating Partnerships, the Dominium Subsequent Loans and related Collateral Security agreements and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred. Professional fees of approximately $200,548 in the 2003 Fiscal Year included fees incurred in negotiations and drafting sales agreements, options, due diligence items in connection with the BALP Purchase Agreement, and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.
          No interest expense was incurred in the 2005, 2004, and 2003 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.
          No amortization of organization costs were incurred in the 2005, 2004, and 2003 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.
          Other income of $ -0- in the 2005 Fiscal Year, and approximately $2,022 in the 2004 Fiscal Year and $1,170 in the 2003 Fiscal Year was recorded as a result of miscellaneous items and the receipt of a share of the management fees earned by an affiliate of the Independent Manager from Operating Partnerships pursuant to the Independent Manager’s Management Agreement.

          Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement (described in “Item 1. Business — Organization” above) and the Management Agreement (described in “Item 11. Executive Compensation — Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2005 Fiscal Year and the 2004 Fiscal Year the Partnership paid the Independent Manager $72,694 and $26,960, respectively, toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.
          The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $600,000 as of March 31, 2005 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see “Item 2. Properties” above), any unpaid or accrued annual distributions due the Partnership (see "Overview” above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,715,819 as of March 31, 2005 after the payments made as above.
          The Partnership is organized as a limited partnership and is a “pass through” entity, which does not, itself, pay federal income tax. However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership. For the tax years ended December 31, 2004, 2003, and 2002, respectively, Limited Partners were allocated $-0-, $21,637, and $96,208 in Tax Credits, or approximately $-0-, $11, and $48 per 0.05% of Partnership Interest, respectively.
          The following is financial data for the Partnership that reflects the quarterly results of operations for the fiscal quarters ended June 30, September 30, and December 31, 2004.

Balance Sheets
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	ASSETS
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2004	2004	2004	2003	2003	2003
Investments in Operating Limited Partnerships	$26,490	$28,840	$31,840	$88,157	$88,907	$91,914
Other Assets:
Cash	368,542	205,969	326,610	133,358	150,538	67,397
Notes Receivable-Sale of Operating Partnerships	1,229,175	—	—	—	—	—
Advances to Operating Partnerships	141,500	151,775	139,675	119,613	82,563	99,388

	$1,765,707	$386,584	$498,125	$341,128	$322,008	$258,699

	LIABILITIES AND PARTNERS' CAPITAL
	December 31,	September 30,	June 30,	December 31,	September 30,	June 30,
	2004	2004	2004	2003	2003	2003
Liabilities:
Accounts payable & accrued expenses	$233,665	$181,713	$166,035	$181,672	$135,284	$141,862
Loan payable — Dominium	199,397	199,397	199,397	402,465	282,465	116,130
Contributions payable to Operating Partnerships	24,938	24,938	24,938	83,588	83,588	83,588

	$458,000	$406,048	$390,370	$667,725	$501,337	$341,580

Partners’ Capital:
Limited partners	2,355,437	1,028,266	1,155,485	721,131	868,399	964,847
General partner	3	3	3	5	5	5
Subscriptions receivable	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)	(1,047,733)

	1,307,707	(19,464)	107,755	(326,597)	(179,329)	(82,881)

	$1,765,707	$386,584	$498,125	$341,128	$322,008	$258,699

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2004	2003
Interest Income	$115	$94
Other	—	—

	115	94

Equity in income (losses) of operating partnerships	212,390	—

Expenses:
Management fees	29,500	29,875
Professional services	81,532	88,374
Developer Class Representative	15,000	—
Other expense	3,587	3,027

	129,619	121,276

Net income (loss)	$82,886	$(121,182)

Net income (loss) allocated to General Partner	$829	$(0)

Net income (loss) allocated to Limited Partners	$82,057	$(121,182)

Net income (loss) per .05% L. P. Interest	$41	$(61)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Interest Income	$98	$36	$213	$130
Other	—	6,184	—	6,184

	98	6,220	213	6,314

Equity in income (losses) of operating partnerships	36,811	—	249,201	—

Expenses:
Management fees	29,500	29,875	59,000	59,750
Professional services	76,159	70,620	157,691	158,994
Developer Class Representative	—	—	15,000	—
Continental Pre-petition Expense	57,694	—	57,694	—
Other expense	775	2,172	4,363	5,199

	164,128	102,667	293,748	223,943

Net income (loss)	$(127,219)	$(96,447)	$(44,334)	$(217,629)

Net income (loss) allocated to General Partner	$(1)	$(0)	$(0)	$(1)

Net income (loss) allocated to Limited Partners	$(127,218)	$(96,447)	$(44,334)	$(217,628)

Net income (loss) per .05% L. P. Interest	$(64)	$(48)	$(22)	$(109)

Statement of Operations
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Interest Income	$85	$75	$299	$205
Other	—	—	—	6,184

	85	75	299	6,389

Equity in income (losses) of operating partnerships	1,583,622	50,000	1,832,823	50,000

Expenses:
Management fees	29,500	28,375	88,500	88,125
Professional services	207,815	121,192	365,507	280,186
Developer Class Representative	—	15,000	15,000	15,000
Continental Pre-petition Expense	15,000	26,960	72,694	26,960
Other expense	4,220	5,816	8,583	11,016

	256,535	197,343	550,284	421,287

Net income (loss)	$1,327,172	$(147,268)	$1,282,838	$(364,898)

Net income (loss) allocated to General Partner	$13,272	$(1)	$12,828	$(1)

Net income (loss) allocated to Limited Partners	$1,313,900	$(147,267)	$1,270,010	$(364,897)

Net income (loss) per .05% L. P. Interest	$657	$(74)	$635	$(182)

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the
	Three Months Ended
	June 30,	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	82,886	(121,182)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	(212,390)	0

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	(5,746)	(1,393)

Total adjustments	(218,136)	(1,393)

Net cash used by operating activities	(135,250)	(122,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	16,375	17,400
Sales proceeds — partnership interest	212,390
Loan proceeds — Dominium		116,130

Net cash provided by investing activities	228,765	133,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(25,000)	1,000

Net cash provided by financing activities	(25,000)	1,000

NET INCREASE (DECREASE) IN CASH	68,515	11,955

CASH BALANCE, BEGINNING OF PERIOD	258,095	55,442

CASH BALANCE, END OF PERIOD	326,610	67,397

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(127,219)	(96,447)	(44,333)	(217,629)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of operating partnerships	(36,811)	0	(249,201)	0

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	15,678	(6,578)	9,932	(7,971)

Total adjustments	(21,133)	(6,578)	(239,269)	(7,971)

Net cash used by operating activities	(148,352)	(103,025)	(283,602)	(225,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	3,000	3,007	19,375	20,407
Sales proceeds — partnership interest	36,811		249,201	0
Loan proceeds — Dominium		166,335		282,465

Net cash provided by investing activities	39,811	169,342	268,576	302,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	(12,100)	16,824	(37,100)	17,824

Net cash provided by financing activities	(12,100)	16,824	(37,100)	17,824

NET INCREASE (DECREASE) IN CASH	(120,641)	83,141	(52,126)	95,096

CASH BALANCE, BEGINNING OF PERIOD	326,610	67,397	258,095	55,442

CASH BALANCE, END OF PERIOD	205,969	150,538	205,969	150,538

Statement of Cash Flows
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

	For the		For the
	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	1,327,172	(147,268)	1,282,839	(364,897)

Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	(1,583,622)	(50,000)	(1,832,823)	(50,000)

Decrease (increase) in other assets
Increase (decrease) in accounts payable and accrued expenses	51,952	46,388	61,884	38,417

Total adjustments	(1,531,670)	(3,612)	(1,770,939)	(11,583)

Net cash used by operating activities	(204,498)	(150,880)	(488,100)	(376,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from operating partnerships	2,349	750	21,724	21,157
Sales proceeds — partnership interest	354,447	50,000	603,648	50,000
Loan proceeds — Dominium		120,000		402,465

Net cash provided by investing activities	356,796	170,750	625,372	473,622

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to operating partnerships	10,275	(37,050)	(26,825)	(19,226)

Net cash provided by financing activities	10,275	(37,050)	(26,825)	(19,226)

NET INCREASE (DECREASE) IN CASH	162,573	(17,180)	110,447	77,916

CASH BALANCE, BEGINNING OF PERIOD	205,969	150,538	258,095	55,442

CASH BALANCE, END OF PERIOD	368,542	133,358	368,542	133,358

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
          The net income was $1,327,172 for the quarter ended December 31, 2004, and a net loss of $127,219 for the quarter ended September 30, 2004, and net income of $82,886 for the quarter ended June 30, 2004, respectively, as compared to the net loss of $147,268 for the quarter ended December 31, 2003, $96,447 for the quarter ended September 30, 2003, and $121,182 for the quarter ended June 30, 2003.
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
          Gary L. Maddock, 65, Chairman of Megan Asset Management, was a real estate attorney, CPA and has been a licensed real estate broker. He also has extensive experience in other phases of real estate. Prior to July 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute. As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent New York law practice, he has represented owner/developers of projects ranging from condominium and single-family developments to a 250-room urban hotel and conference center. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing. He also has overseen the management of numerous projects with housing units for low-income families and the elderly and the development of real estate subdivisions and the building of single-family homes. He has and continues to perform professional services for the Partnership. See “Item 13. Certain Relationships and Related Transactions”.
          Paul J. Maddock, 53, President of Megan Asset Management, has been with the Independent Manager for fifteen years. Paul Maddock spends about 75% of his time working on and overseeing the management of the Partnership and 25% of his time in his own public accounting practice, Paul J. Maddock, PC., which was formed in 1992 and through which he provides tax return preparation services on a fee basis for many of the Operating Partnerships. He is a CPA and was formerly a tax manager for a regional CPA firm.
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

	SUMMARY COMPENSATION TABLE
	Annual Compensation
	Fiscal Year		Other
Name and Principal Position	Ended	Fee	Compensation (1)
Megan Asset Management, Inc. -	3/31/05	$118,000	$72,694
Independent Manager	3/31/04	$117,625	$26,960
	3/31/03	$119,500	$-0-

(1)	Consists of payment for Continental pre-petition expenses pursuant to the Settlement Agreement and Management Agreement.
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
          The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989. As of March 31, 2005 the total amount remaining due, plus accrued interest was $5,531,002, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $ -0-, $ -0- and $625 were due and paid to the Partnership respectively for the 2005, 2004 and 2003 Fiscal Years.

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
Compensation of the Investors Committee
          The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its services. Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for meetings of the Investors Committee. An aggregate of $-0-, $8,620, and $-0- was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2005, March 31, 2004, and March 31, 2003. The members of the Investors Committee are also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
          No partner is the holder of 5% or more in Limited Partnership Interests of the Partnership. Neither the General Partner, Independent Manager nor any of its officers or directors hold any Limited Partnership Interests.

Item 13. Certain Relationships and Related Transactions.
Gary L. Maddock P.C.
          Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management’s Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law. The Partnership paid Gary L. Maddock P.C. $294,568 in fees and expenses related to services rendered to the Partnership, during the 2005 Fiscal Year.
Paul J. Maddock P.C.
          Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management’s President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting. The Partnership paid Paul J. Maddock P.C. approximately $41,250 in accounting fees during the 2005 Fiscal Year related to tax return services rendered to Operating Partnerships and the review of the tax returns of all other Operating Partnerships. Each Operating Partnership is responsible for and is billed for these accounting and review services, which are, when and if collected, reimbursed to the Partnership.

PART IV
Item 14. Principal Accountant Fees and Services.
Fees paid to the Partnership’s independent auditors for Fiscal year 2005 were comprised of the following:

Fee Type	2005	2004
Audit Fees	$15,000	$15,000

Audit Related Fees	-0-	-0-

Tax Fees	-0-	-0-

All Other Fees	$9,835	$6,460

Total	$24,835	$21,460

Audit Committee
The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by Megan Asset Management, Inc.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Financial Statements and Financial Statement Schedules
•	Reports of Independent Accountants

•	Balance Sheets as of March 31, 2005, March 31, 2004

•	Statements of Operations for the fiscal year ended March 31, 2005, March 31, 2004, and March 31, 2003

•	Statements of Changes in Partners’ Capital for the fiscal year ended March 31, 2005, March 31, 2004, and March 31, 2003 statements of Cash Flows for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999

•	Notes to Financial Statements as of March 31, 2001,
(b)	Exhibits (listed according to the number assigned in the table to Item 601 of Regulation S-K)

Exhibit No.	Name of Exhibit
*2(a)	Joint Plan of Reorganization of 52 Debtors dated May 9, 1990

*2(a)(i)	Order Confirming Plan of Reorganization of the Bankruptcy Court, dated July 10, 1990.

*2(a)(ii)	Order Amending Confirmation Order, dated October 3, 1990.

*2(b)	Order Clarifying Joint Plan dated December 11, 1990.

*2(c)	Order Modifying Joint Plan entered March 6, 1991.

*2(c)(i)	Order Amending Confirmation Order, dated April 8, 1991.

*2(d)	Second Order Modifying Joint Plan entered June 22, 1992.

*2(e)	Final Decree, dated May 20, 1993.

*3(a)	Certificate of Limited Partnership of Bayfield Low Income Housing Limited Partnership.

*4(a)	Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership

Exhibit No.	Name of Exhibit
*10(a)	Amended and Restated Management Agreement dated as of December 23, 1991.

*10(b)	Form of Partnership Interest Security Agreement with Developer.

*10(c)	Form of Unfinanced Note Security Agreement with Developers.

*10(d)	Form of Loan and Security Agreement.

*10(e)	Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

*10(f)	Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

**10(g)	Dominium Loan and Collateral Security Agreements, including exhibits

**10(h)	Contract to Purchase Limited Partnership Interests in Five Operating Partnership Interests to Affordable Housing Limited Partnership No. 1 dated September 30, 2003

10(i)	Contract to Purchase Limited Partnership Interests in Fifteen Operating Partnership Interests to Affordable Housing Limited Partnership No. 2 dated April 15, 2004

10(j)	Purchase Agreement with MPF BA dated October 1, 2004, including exhibits

Secured Promissory Note — October 1, 2004 — $210,000 due on April 15, 2005

Secured Promissory Note — October 1, 2004 — $238,000 due on June 15, 2005

Secured Promissory Note — October 1, 2004 — $425,000 due on December 15, 2005

Secured Promissory Note — October 1, 2004 — $320,912 due on June 15, 2006

13	Report of Independent Accountants, Financial Statements and Notes thereto

*28a	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.

*28b	Investor Notes.

Exhibit No.	Name of Exhibit
*28c	Agreements and Certificate of Limited Partnership of the Operating Partnerships.

31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
(c)	Reports on Form 8-K
          None

*	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993.

**	Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 2004.

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