Form 10-Q
period 2005-06-30
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2006-08-01
CIK 874662

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to ____________

Commission file number: 0-19258

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3022123 (I.R.S. Employer Identification No.)

c/o Megan Asset Management, Inc.
1424 West Century Ave., Suite 102, Bismarck, ND 58503
(Address of Principal Executive Offices)

(Registrant's Telephone Number, Including Area Code): (701) 223-2923

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of the latest practicable date: N/A

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I

Item 1. Financial Statements

    The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although the Partnership believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Form 10-K for the period ended March 31, 2005. In the opinion of the Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

    Results for interim periods are not necessarily indica-tive of results expected for the full year.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

Balance Sheets (Unaudited)

ASSETS

	June 30,
	2005	2004

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$40,227	$31,840

OTHER ASSETS
Cash	452,640	326,610
Advances to operating partnerships	173,725	139,675
Notes receivable — Note I	745,912	0

	$1,412,504	$498,125

LIABILITIES AND PARTNERS’ CAPITAL

	June 30,
	2005	2004

Accounts payable and accrued expenses	$152,925	$166,035
Loan payable — Dominium — Note H	0	199,397
Contributions payable to operating partnerships	16,122	24,938
	169,047	390,370
Partners’ capital
Limited partners	2,279,001	1,155,485
General partner	12,189	3
Subscriptions receivable	(1,047,733)	(1,047,733)
	1,243,457	107,755

	$1,412,504	$498,125

The Notes to Financial Statements are an integral part of these Statements

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

Statements of Operations (Unaudited)

	For the
	Three Months Ended
	June 30,	June 30,
	2005	2004

Income
Interest income	$313	$115
Other income	0	0
	313	115

Equity in income (losses) of operating partnerships	(57,143)	212,390

Expenses
Management fees	26,687	29,500
Professional services	111,079	96,532
Continental pre-petition expense	195,671	0
Other expense	645	3,587
	334,082	129,619

Net income (loss)	$(390,912)	$82,886

Net income (loss) allocated to General Partner	$(3,909)	$829

Net income (loss) allocated to Limited Partners	$ (387,003)	$82,057

Net income (loss) per .05% L. P. Interest	$(193)	$41

The Notes to Financial Statements are an integral part of these Statements.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Unaudited)

	Limited Partners	General Partners	Subscriptions Receivable	Total

Partners’ capital, March 31, 2004	$1,072,599	$3	$(1,047,733)	$24,869

Net income (loss) for the quarter ended June 30, 2004	82,057	829	0	82,886
Distributions	0	0	0	0
Collections and Adjustments	0	0	0	0

Partners’ capital, June 30, 2004	$1,154,656	$832	$(1,047,733)	$107,755

Partners’ capital March 31, 2005	$2,666,004	$16,098	$(1,047,733)	$1,634,369

Net income (loss) for quarter ended June 30, 2005	(387,003)	(3,909)	0	(390,912)

Partners’ capital, June 30, 2005	$2,279,001	$12,189	$(1,047,733)	$1,243,457

The Notes to Financial Statements are an integral part of these Statements.

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERS

Statements of Cash Flows (Unaudited)

	For the
	Three Months Ended
	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(390,912)	$82,886
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (profits) losses of Operating Partnerships	57,143	(212,390)
Increase (decrease) in accounts payable and accrued expenses	(7,327)	(5,746)
Total adjustments	49,816	(218,136)
Net cash used by operating activities	(341,096)	(135,250)

CASH FLOWS FROM INVESTING ACTIVITIES:

Distributions from operating partnerships	11,791	16,375
Sales proceeds — partnership interests	(57,143)	212,390
Collection - Notes receivable	521,001	0
Net cash provided by investing activities	475,649	228,765

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances to operating partnerships	(33,000)	(25,000)

Net cash provided by financing activities	(33,000)	(25,000)

NET INCREASE (DECREASE) IN CASH	101,552	68,515

CASH BALANCE, BEGINNING OF PERIOD	351,088	258,095

CASH BALANCE, END OF PERIOD	$452,640	$326,610

The Notes to Financial Statements are an integral part of these Statements.

Note A - Organization

    Bayfield Low Income Housing Limited Partnership (the “Master Limited Partnership”) was organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 debtor investor limited partnerships (“the Debtor Investor Partnerships”), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as amended by an Order Clarifying the Joint Plan dated December 11, 1990 and an Order Modifying the Joint Plan entered March 6, 1991 or as may have been otherwise amended or modified by orders settling litigation with non-electing Developers with respect to those Developers or their Operating Partnerships (“the Plan”).

    The Master Limited Partnership was created under the Plan as the entity into which all of the assets and liabilities of the fifty-two Debtor Investor Partnerships were “rolled-up” as of July 1, 1990 and after which their assets and businesses would be managed.

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

Income Taxes

    No provision has been made for income taxes in the financial statements, as the partners’ shares of the results of the Master Limited Partnership’s operations are included in their respective income tax returns. Losses, which were previously allocated one percent to the General Partner and ninety-nine percent to the Limited Partners, will now, pursuant to the agreement of December 1991, as amended, be allocated to all of the Partners in proportion to the outstanding positive balances of their respective capital accounts until their respective capital accounts are reduced to zero. After capital accounts have been reduced to zero, further losses and LIHC’s would be allocated one percent to the General Partner and the remaining ninety-nine percent to all Limited Partners.

B - Significant Accounting Policies — Continued

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

Note C - Investment in Operating Limited Partnerships

    The Investment in Operating Partnerships was $40,227 as of June 30, 2005, and $31,840 as of June 30, 2004.

    The remaining contributions payable to operating partnerships represent payments which have been deferred for an indeterminate time until certain conditions are met by the Operating Partnerships involved.

    In addition to the capital contributions, the Master Limited Partnerships made advances to certain Operating Limited Partnerships totaling $173,725 and $139,675 at June 30, 2005, and June 2004, respectively. While the uncollectible amount cannot be estimated, the advances may be collectible, if at all, only from a capital event upon the sale of the projects.

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

    Contributions receivable at June 30, 2005 consists of the following:

Past due installments from defaulting investors	$ 1,065,782
Amount representing unearned interest	(18,049)

$1,047,733

    The Master Limited Partnership has recourse against the defaulting investors and has pursued collection of these amounts. However, all significant amounts deemed collectible have been collected. Subscriptions receivable are decreased with a corresponding decrease to the limited partners’ capital accounts as amounts are collected or the investor’s partnership unit is terminated.

Note E - Independent Manager

    The Plan provides for the employment of an independent manager for the Master Limited Partnership. The Amended and Restated Management Agreement provides for the automatic annual renewal of the management agreement subject to certain events, as defined. Effective July 10, 1990, Megan Management Company, Inc. (“Megan”) was engaged to be the Independent Manager. As such, Megan became the Master Limited Partnership’s exclusive agent for all operations under the Plan. As of December 31, 1992, all rights, powers and obligations of the Independent Manager were assigned to Megan Asset Management, Inc. (Note A).

    As compensation for its services, the Independent Manager received $26,687, and $29,500 for the quarters ended June 30, 2005, and 2004, respectively. The Independent Manager is also provided with amounts required to cover the costs of tax return preparation and audited financial statements.

    The Amended and Restated Management provides for additional compensation to the Independent Manager for providing certain accounting and tax services to the Operating Partnerships. Paul J. Maddock PC, a company related to the Independent Manager, has been engaged to perform these services. In addition, Paul J. Maddock, PC prepares income tax returns for several Operating Partnerships and has been paid by the Master Limited Partnership on behalf of the Operating Partnership. The Master Limited Partnership has paid Paul J. Maddock, PC $34,500, and $12,500 during the quarters ended June 30, 2005, and June 30, 2004, respectively, for these services. A corresponding receivable from the Operating Partnerships for the payments on their behalf has been recorded as amounts that had not been reimbursed.

    Megan Asset is compensated for additional services rendered and expense reimbursement. The Independent Manager’s compensation and reimbursement was $4,331 and $2,912 during the quarters ended June 30, 2005, and June 30, 2004.

Note F - Contingencies

    Article 15 of the Plan ("Payments from Capital Events") provides for certain further disbursements to the pre-petition creditors of available funds resulting from the sale of interests in Operating Partnerships subsequent to December 31, 1994. Such payments, in order of priority, include the following:

a)
Prorata payments to the Operating Partnerships of the full amount due from the Debtor Investor Partnerships and assumed by the Master Limited Partnership. In conjunction with the sale of the interest in the operating partnerships, the purchaser of the interest has assumed this contingent liability for the specific operating partnership. At June 30, 2005, the amount due which has not been assumed is approximately $600,000. It is not known to what extent, if any, the Master Limited Partnership will be required to make any payments on this contingency.

Note F - Contingencies - Continued

b)	Payment of amounts due to Continental Construction totaling $2,379,645 plus interest at eight percent from September 30, 1989. Accrued interest at June 30, 2005 was $2,998,354.

On October 12, 1990, the Master Limited Partnership entered into a settlement agreement with Continental Construction, which canceled the above pre-petition obligation. Concurrently, the Master Limited Partnership agreed to pay Megan Asset Management, Inc., the substitute General Partner of the Master Limited Partnership, fifty percent of the calculated obligation to Continental Construction. The payments will be made from available cash from capital events. During the quarters ended June 30, 2005 and June 30, 2004, payments of $195,671 and $-0- respectively, were paid from cash available from capital events to Megan Asset Management, Inc. This amount was recorded as an expense in the Statement of Operations. The remaining amount due at June 30, 2005 was $2,389,567.

Note G — Related Party Activity

    The Master Limited Partnership paid expenses for professional assistance relating to the proceedings with the Operating Partnerships and the Partnership, among other things, to Gary L. Maddock, PC, a company wholly-owned by the sole stockholder of the Independent Manager and General Partner, totaling $73,090, and $61,050 for the quarters ended June 30, 2005, and June 30, 2004, respectively.

Note H — Dominium

    The Partnership received loans of $402,465, which were secured by Bayfield’s partnership interests in the fourteen operating partnerships, of which $199,397 was outstanding as of June 30, 2004. The Security Agreement provided the lender could accept the partnership interests in full payment of the loans, plus accrued interest. The lender did subsequently purchase or accept all fourteen operating partnership interests in full satisfaction of the advances including all interest.

Note I — Receivable from Sale of Interest in Operating Partnerships

    At June 30, 2005, the Master Limited Partnership had a receivable of $745,912 from the sale of the partnership interests. The remaining balance is due in two installments. The first one totaling $425,000 is due on December 15, 2005 and the second one totaling $320,912 is due on June 15, 2006. The receivable is secured by the partnership interest of the operating partnerships sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Partnership was formed as of July 1, 1990, pur-suant to the Plan. In 1992 its fiscal year-end for accounting purposes was changed to March 31, from December 31. The Partnership's fiscal year-end for tax purposes re-mains December 31.

Overview

    The Partnership was formed pursuant to the terms of the Plan, which mandated the Partnership's material commitments for expenditures and the anticipated sources of funds needed to fulfill such commitments. A Final Decree was signed by the United States Bankruptcy Court, Eastern District of New York in the Jointly Administered Chapter 11 cases on May 20, 1993.

    Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Part-nership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”). Each of the Investor Notes was payable in semi-annual installments through Decem-ber 31, 1994.

    Commencing in calendar 1995, although funds from certain other sources were received during the 1995 and 1996 fiscal years (see "Liquidity" below), the Partnership's primary source of funds became the annual distributions from the Oper-ating Partnerships in which the Partnership has an inter-est, which has been negotiated at $750 per year, per Oper-ating Partnership (the maximum allowed by the Plan), provided that such payment is not prohibited by any applicable agreement with a governmental agency or any applicable governmental agency rules or regulations.

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

    Beginning in 2002 the Partnership’s primary source of funds became loans or the sale of its Partnership Interests in the Operating Partnerships (see “Liquidity” below).

    Other than the annual payment referred to above, the Partnership does not anticipate that it will receive material cash distributions from the operations of the Operating Partner-ships, or that it will derive net cash from its ordinary operations generally. Aside from such payments, the Partnership does not have significant external sources of Capital Resources other than through the sale of its Operating Partnership Interests under its Liquidity Program (discussed in "Item 1. Business - Description of Business" above and “Liquidity” below). All of the above-named sources of Capital Resources are being used to meet the operating expenses of the Partnership to preserve and maintain the investment in its Projects and to sell its interests in the Operating Partnerships in anticipation of liquidating the Partnership, subject to the Required Consents.

    It is anticipated that the liquidation and termination of a Limited Partner’s interest in the Partnership or the winding up and termination of the Partnership will enable a majority of the Partnership’s Limited Partners to begin utilizing the tax losses they have received but could not use and have carried forward over the life of the Partnership, “suspended” loss deductions, estimated by the Partnership to be approximately $30,000 for most Limited Partners, which could produce additional tax savings for those Limited Partners.

Recent Developments

Sale of Fifteen Operating Partnership Interests to Affordable Housing Limited Partnership No. 2

    As of the 15th day of April, 2004, an affiliate of AHP1, Affordable Housing Limited Partnership No. 2 (“AHP2”) entered into a contract to purchase limited partnership interests with the Partnership (the “AHP2 Contract to Purchase”) for the purchase of up to fifty percent (50%) of the Partnership’s Interests in fifteen Operating Partnerships (the “Fifteen Operating Partnerships”):

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

    The AFHP2 Contract to Purchase further provided that in consideration of the payment of $15,000 the Partnership granted AHP2 an option to purchase the balance of the Partnership’s Interests in the Fifteen Operating Partnerships on or after July 15, 2005. The option to purchase was exercised with respect to all but one of the Fifteen Operating Partnerships (Gilman Senior Apartments as it was the subject of a foreclosure sale by RD, as discussed below, and only up to sixteen and one-half percent of the Partnership interests in Elliott Manor, Ltd., Kent Summit, Ltd., Lakecrest Apartments and Lead Bayou, Ltd. which would not have achieved the end of their 15-year Tax Credit Compliance Period and could not be sold until late in 2006 to avoid a technical termination of those Operating Partnerships which would cause adverse tax consequences to AHP2, but which continue subject to an option to purchase by AHP2). The option purchase price of $162,126 was paid in July 2005 by AHP2 and an affiliated of AHP2, Affordable Housing Limited Partnership No. 9 (“AHP9”), and the interests under option were split between AHP2 and AHP9.

Liquidity and Capital Resources

    The Partnership's principal uses of funds are its operating expenses, contractual obligations and expenses in connection with the sale of its Operating Partnerships and, prior to December 31, 1994, were for (i) capital contribu-tions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships. The remaining unpaid balances of such contractual obligations as of June 30, 2005, and June 30, 2004, was $16,122 and $24,938 with respect to the Operating Partnerships that were in default on their obligations to the Partnership. The Partnership also assumed certain accrued expenses pursuant to the Plan that were paid in full as of March 31, 1996, except for the Continental pre-petition expenses and 8% Interest Obligation. The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

    For the three-month periods ended June 30, 2005 and June 30, 2004, gross cash amounts received by the Partnership were as follows:

(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) None from inter-est income on the Investor Notes during either of these years; however $313 and $115 of interest income was received on deposits main-tained in escrow accounts pursuant to the Plan were received, for the June 30, 2005 and June 30, 2004 quarters; and

(iii) $57,143 was a refund of purchase price on prior sale of Partnership Interest for the June 30, 2005 quarter. $212,390 was received from proceeds of sales of Partnership Interests for the June 30, 2004 quarter.

    For the three-month periods ended June 30, 2005 and June 30, 2004, the uses of funds by the Partnership were as follows:

(i) $33,000, and $25,000, respectively, for capital contributions to the Operating Partnerships;

(ii) $111,079, and $96,532, respectively, for professional fees. The professional fees for the June 30, 2005 period included the continued preparation of the remaining Amended Partnership agreements, revisions to the Assignment and Assumption Agreements and Powers of Attorney and drafting legal opinions for the MPF acquisition; research relating to gain allocation, issues and documents relating to the sale of the 81 remaining Operating Partnerships to MacKenzie Patterson; documents related to the forced repurchase by the Partnership of the Missouri projects from MPF, Dominium and Affordable Housing Partners as RD is foreclosing on them; and research of SEC issues and meetings with Bayfield’s tax and SEC counsel to formulate a plan for the liquidation of Bayfield and items related thereto.

(iii) $27,332, and $33,087 respec-tively, for oper-ating expenses; and

(iv) $195,671, and $-0- respec-tively, for payments of Continental pre-petition expenses in accordance with the Plan.

(v) None for payments as a return of capital to the Limited Part-ners during any of these periods.

    The net increase in cash held by the Partnership amounted to $101,552 for the June 30, 2005 quarter, and $68,515 for the June 30, 2004 quarter. The Partnership no longer anticipates that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, will be sufficient to permit the Partnership to meet its operating expenses until such time, if at all, a complete exit strategy has been identified and implemented. Accordingly, in view of the Partnership’s need to raise more capital to continue to maintain its operations as set forth herein, the Partnership continued to accept offers it received to sell the Partnership’s limited partnership interests in a number of those Operating Partnerships which own the Projects.

    However, there can be no assurance in the future that the Partnership will be able to meet its obligations through its Liquidity Program should the implementation of an exit strategy extend beyond the year 2006-, or if sufficient purchasers of the Operating Partnership interests are not available and the Required Consents cannot be obtained.

Results of Operations

    The expenses, comprised principally of management fees, professional services costs, and Continental pre-petition expense, exceeded income, which is comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by $390,912 for the June 30, 2005 quarter, and the income comprised principally of proceeds from the sale of the Partnership’s Interests, exceeded expenses, comprised principally of management fees, and professional services costs, by $82,886 for the June 30, 2004 quarter.

    The Partnership's principal business was the maintenance of its interests in the Operating Partnerships, and because the Partnership has reached the end of its economic useful life, it does not expect to and does not have the funds available to make new investments or otherwise engage in additional activities. The Partnership's results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships’ sales or business transactions. Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful. The general partner of the Partnership, has evaluated the capital needs, competitive position and market conditions for each of the Projects, and used these factors to determine whether it is in the Partnership’s best interests to continue to own them. The General Partner decide that the best course of action was to sell some or all of the assets in the Partnership, subject to the Required Consents, and it has begun doing so. The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

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

    Net loss was $(390,912) for the June 30, 2005 quarter, and there was net income of $82,886 for the June 30, 2004 quarter. The equity in income from Operating Partnerships fluctuates from quarter to quarter. Net loss included equity in income of the Operating Partnerships of $57,143 for the June 30, 2005 quarter, and the net income of $82,886 for the June 30, 2004 quarter included $212,390 from equity in income from Operating Partnerships.

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

    Management fees paid were $26,687 for the June 30, 2005 quarter, and $29,500 for the June 30, 2004 quarter. The reduction in management fees resulted from the decrease by $750 annually for each Operating Partnership in which the Partnership’s Interests was completely sold prior to the beginning of a fiscal year.

    Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid. Pursuant to the Settlement Agreement and the Management Agreement the Independent Manager is entitled to re-ceive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the June 30, 2005 quarter and the June 30, 2004 quarter the Partnership paid the Independent Manager $195,671 and $-0-, respectively, toward what it is entitled to re-ceive of the amount originally payable to Continental Construction Management Corporation under the Plan.

    The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement is estimated at $600,000 as of June 30, 2005 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships, any unpaid or accrued annual distributions due the Partnership and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,389,567 as of June 30, 2005 after the payments made as above.

    The Partnership is organized as a limited partner-ship and is a "pass through" entity, which does not, itself, pay federal income tax. However, the partners of the Partner-ship receive their proportionate share of Tax Credits and other tax benefits accruing annually to the Partnership.

    The quarter-to-quarter comparison of income or loss may not be meaningful, as the Partnership's income of the Operating Partnerships vary from quarter-to-quarter depending upon the closing date of the sale of the Partnership’s Interests in the Projects, and the expenses for professional services fluctuate depending upon the services being rendered for the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

    As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Megan Asset Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in Internal Controls:

    There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Forward Looking Statements

    Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Partnership or any of its management are such forward-looking statements. These statements use words such as “believe”, “expect”, “should”, “may”, “intends”, “might”, “estimate” and “anticipate”.

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

PART II

Item 1. Legal Proceedings.

    Anderson Country Estates, L.P., Cedar Crest Apartments, L.P., Gilman Senior Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P., Oakwood Apartments, Ltd., Perry Apartments, L.P. and Wayland Apartments, L.P.

    In December 2004 the Partnership learned that the following Operating Partnerships were being foreclosed upon by RD due to substantial deferred maintenance and extremely high vacancies:

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

    Upon the payment of $10,000, the Partnership entered in to an Option with the Operating General Partners of the Missouri Operating Partnerships for their repurchase of Anderson Country Estates, L.P., Cedar Crest Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P., Oakwood Apartments, Ltd., and Perry Apartments, L.P. from the Partnership for $124,815. The Partnership is still negotiating with the Operating General Partners of the Missouri Operating Partnerships with respect to its interest in Gilman Senior Apartments, L.P. and Wayland Apartments, L.P., which have been foreclosed upon.

    The Missouri Operating Partners exercised their option to purchase and did purchase Oakwood Apartments, Ltd. by an agreement dated the 27th day of September 2005. The obligation by the Missouri General Partners to pay the purchase price, in the amount of $28,589 due and payable on or before December 31, 2005, was secured by a Security Agreement of even date.

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

Item 2. Changes in Securities.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits.

    The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits

31.1	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2006	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager
By:/s/ Paul J. Maddock Paul J. Maddock, President