Form 10-K
period 2006-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2008-08-29
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

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

/ /  Yes      / X/ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

/ /  Yes      /X/ No

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

BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP FORM 10-K FOR THE YEAR ENDED MARCH 31, 2006
INDEX

PART I
Item 1.	Business	1
Item 2.	Properties	9
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Limited Partnership Interests and Related Security Holder Matters	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosure about Market Risks	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
PART III
Item 10.	Directors and Executive Officers of the Registrant	27
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management	32
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Principle Accountant’s Fees and Services	34
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 34 Signatures

PART I

Item 1.  Business

Organization

               Bayfield Low Income Housing Limited Partnership (the "Partnership") is a Delaware limited partnership organized as of July 1, 1990 pursuant to the provisions of a Joint Plan of Reorganization of 52 Debtors (investor limited partnerships - the "Debtor Investor Partnerships"), dated May 9, 1990, pursuant to the provisions of Chapter 11 of Title 11, United States Code, as confirmed July 13, 1990 and amended from time to time thereafter (the "Plan").  Each of the Debtor Investor Partnerships was a newly formed Delaware limited partnership which was originally formed to and did acquire equity interests in limited partnerships (the "Operating Partnerships"), each of which developed and owned and operates or operated a multi-family apartment complex for low to moderate income tenants (each, a "Project" - See "Ownership Interest in Operating Partnerships” chart below).

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
Southfield Estates Limited Partnership
Springfield Estates Limited Partnership
Summerfield Estates Limited Partnership
Sycamore Realty Investors Limited Partnership
Walnut Estates Limited Partnership
Wynnfield Estates Limited Partnership
Wilshire Estates Limited Partnership

               First American Holdings, Inc., a Delaware corporation ("First American"), was the sole general partner of each of the Debtor Investor Partnerships, and was the initial General Partner of the Partnership under the Plan.  The Plan required that an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership.  A committee formed by the representatives of the three principal creditor classes in the bankruptcy proceedings (respectively, the "Developer Committee”, the "Secured Lender Group", and the "Investors Committee") selected Megan Management Company, Inc. ("Megan Management") as the independent manager and entered into a management agreement with Megan Management as of July 10, 1990 (as amended by that Amended and Restated Management Agreement as of December 23, 1991 the "Management Agreement").

               Effective December 23, 1991, First American withdrew as general partner, subject to the approval of the Limited Partners, pursuant to a Settlement Agreement (the "Settlement Agreement") with the Partnership and Megan Management.  Among other things, the Settlement Agreement provided for certain amendments to the partnership agreement of the Partnership and, at the request of the Investors Committee, for the replacement of First American as General Partner of the Partnership by Megan Management or an affiliated company which were effected by the Second Amended and Restated Agreement of Limited Partnership of Bayfield Low Income Housing Limited Partnership entered into as of the 23rd day of December, 1991 (the "Partnership Agreement").  The Settlement Agreement was approved by the bankruptcy court, and the Plan modified in accordance therewith, by an order entered June 22, 1992.  Consent of the Limited Partners of the Partnership was obtained in October 1992.

               As of December 31, 1992, Megan Management's rights and obligations as General Partner and Independent Manager of the Partnership were assigned to, and assumed by, Megan Asset Management, Inc. ("Megan Asset Management" or the "Independent Manager"), a corporation which was under common ownership and control with Megan Management.

               Megan, as the General Partner has full, exclusive and complete discretion in the management and control of the Partnership, except as limited by the Partnership Agreement, by the Plan or by the Management Agreement as its Independent Manager.  Megan Asset Management, in its capacity as Independent Manager under the Plan, is responsible for the day-to-day management of the Partnership's operations.

               Each of the Debtor Investor Partnerships' offerings of Limited Partnership Interests (as hereinafter defined) had been closed prior to the organization of the Partnership.  Accordingly, no additional interests in the Partnership are being made available and only limited transfers of Limited Partnership Interests in the Partnership are being effected in accordance with the Partnership Agreement, except pursuant to the Tender Offer (as hereinafter defined) and the purchase of the Defaulted Unit Holders’ Limited Partnership Interests by Megan pursuant to the Plan and Limited Partner Security Agreement.

Description of Business

               The Partnership's principal business was to maintain its investments in the form of limited partnership interests in the Operating Partnerships (the “Partnership Interests” and, through such investments, in the Projects) and to carry out the provisions of the Plan. Generation of low income housing tax credits (the "Tax Credits"), under Section 42 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), which was enacted by the United States Congress to promote the development of low income rental housing, by the Partnership and the receipt thereof by the Limited Partners was one of the primary business objectives of the Partnership.

               A majority of the Projects received financing under Section 515 of the Housing Act of 1949, as amended ("Section 515"), which authorized Rural Housing Service, the successor agency to the Farmers Home Administration of the Department of Agriculture (collectively referred to here in as "RD") to provide direct below-market-rate mortgage loans for rural rental housing.

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

               Each of the Projects indirectly owned by the Partnership qualified for Tax Credits.  In order to generate Tax Credits and avoid recapture thereafter, there were significant additional continuing occupancy requirements with which each Project must comply for a 15-year Tax Credit compliance period under the Tax Code (“15-year Tax Credit Compliance Period”).  Each Project must be rented to tenants whose incomes are below certain levels established by the federal government, and the rents, which are permitted to be charged, are strictly limited by government regulations. To the extent a Project did not comply with the Tax Credit occupancy requirements, all of the Tax Credits previously generated by the non-complying dwelling units in the applicable Project, and used by the Limited Partners, would have to be recaptured (“Tax Credit Recapture”).  If this occurred the Limited Partners would have to pay a tax equal to one-third of the Tax Credits so generated by such Project and used by the Limited Partners to reduce their tax liability, together with possible penalties and interest.

Since the inception of the Partnership, ten of its Operating Partnerships became insolvent or bankrupt and RD has commenced foreclosure proceedings against three other Operating Partnerships (See “Item 2.  Properties” below).  A portion of the Tax Credits generated and to be generated by these Operating Partnerships were, therefore, lost.  This loss of Tax Credits had a direct effect on the Limited Partners since one-third of the amount of Tax Credits allocated to the Limited Partners from these Operating Partnerships were recaptured and those to be generated and allocated to them were reduced correspondingly.

            For the tax year ended December 31, 2005, there were no Tax Credits generated by the Projects or passed through by the Partnership to the Limited Partners, and net income of $5,033,995 was passed though to the investors on their 2005 K-1’s, which income included $5,991,063 of gain the majority of which is recapture of loss deductions taken by the Limited Partners since the inception of the Partnership, rather than cash proceeds, as a result of the sale of Operating Partnership interests pursuant to its Liquidity Program, (See “Item 2. Properties” and "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", below).

The followingTax Credits were generated by the Projects or passed through by the Partnership to the Limited Partnersfor the tax years ended:

•        December 31, 2005, $ -0-;

•        December 31, 2004, $ -0-;

•        December 31, 2003, $21,637;

•        December 31, 2002, $96,208;

•        December 31, 2001, $102,890;

•        December 31, 2000, $201,794; and

•        December 31, 1999$1,232,441

As of December 31, 1999, with substantially all of the Tax Credits having been realized from the Operating Partnerships and passed through to the Limited Partners and most of the Operating Partnerships nearing the end of their 15-year Tax Credit Compliance Period, the Partnership had reached the end of its economic useful life.  Accordingly, the General Partner began exploring various exit strategies, including the sale of the Limited Partner Interests in the Partnership, the sale of the Partnership's Interests in the Operating Partnerships that own the Projects and the sale/or refinancing by the Operating Partnerships of their Projects. However, as explained above, various restrictions in connection with the RD mortgage loans, including the continuing occupancy requirements and market conditions severely restricted the Partnership's flexibility in considering various exit strategies and the value to be received from the exit strategies considered and implemented.

In view of these governmental restrictions and requirements, as well as the resulting legal complexities and costs involved in exploring and attempting to structure various exit strategies, the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, were not sufficient to permit the Partnership to meet its operating expenses, other than through the sale of the Partnership’s Assets, until a complete exit strategyhas been  implemented.  Accordingly, to continue to maintain its operations a until a complete exit strategy could be implemented, the Partnership began accepting offers it had received to sell the Partnership’s Interests in a number of Operating Partnerships that own the Projects and sold 50% of its interests in 77 of its Operating Partnerships to MPFBA [as hereafter defined] (as set forth in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  - Liquidity", below).

In view of the facts that the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, were insufficient to permit the Partnership to meet its operating expenses without the sale of the Partnership’s Assets, and in view of the fact that the Partnership had achieved its primary objectives and didn’t appear  to be able to raise more capital to continue to maintain its operations and pay it’s debts, the General Partner determined that it was in the best interests of the Partnership to and it liquidated all of the Partnership’s Assets and thereafter dissolved the Partnership on March 28, 2008.

Business Objectives

               Although there was no assurance that the Partnership's purpose or objectives would be achieved, the sole purposes of the Partnership as set forth in the Partnership Agreement were (i) to acquire the Debtor Investor Partnerships’ equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, (ii) to assume liabilities of the Debtor Investor Partnerships in accordance with the Plan, (iii) to fulfill such other undertakings of the Partnership as are set forth in the Plan, and (iv) to conduct such other activities as may be necessary or appropriate to carry out the foregoing.

               Purpose (i) - the acquisition of the Debtor Investor Partnerships’ equity interests as a limited partner in each of the Operating Partnerships, which developed and were to own, hold, manage, operate, lease, mortgage, sell and otherwise deal with the Projects, was completed in July, 1990 (See Item 1.  Business - Organization, above);

               Purpose (ii) - the liabilities of the Debtor Investor Partnerships were assumed by and have been substantially paid by the Partnership (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  - Liquidity", below);

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

For the fiscal years ended March 31, 2006 (the "2006 Fiscal Year"), March 31, 2005 (the “2005 Fiscal Year"), and March 31, 2004 (the “2004 Fiscal Year") the Partnership had cash and cash reserves totaling $620,060, $351,088, and $258,095 respectively.

The Partnership has achieved this purpose. As of December 31, 1999, substantially all of the Tax Credits had been realized from the Operating Partnerships and passed through to the Limited Partners. As of January 1, 2006 all of the Operating Partnerships in which the Partnership continued to own an interest had achieved the end of their 15-year Tax Credit Compliance Period and thus, were no longer subject to the Tax Credit occupancy requirements, or, absent of a finding by the IRS of fraud by the Developer/Operating General Partners, none of the Operating Partnerships should subject the Limited Partners to recapture of Tax Credits used by them.

b)                  Provided to the extent available cash distributions to the Limited Partners.

Beyond those previously made, the Partnership does not expect to make material distributions, even upon liquidation of the Partnership, as its sources of liquidity are limited and are being used to meet its operating expenses, the payment of the Partnership’s obligations and the costs of the sale of the Partnership’s Interests in the Operating Partnerships, its principal assets, which have little value (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Overview” and "Liquidity").

The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, for professional fees attributed to costs relating to preparation and review of a proposed Consent Solicitation or Tender Offer and related issues and preparation and review of documents in connection with the implementation of the sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program and exit strategy for the ultimate liquidation of the Partnership (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity") .

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

In the event that the projected cash flow from any of the Projects in a market rate environment is significantly greater than that in a restricted rent environment, the Operating Partnership can seek RD approval to prepay a specific Project's 50-year mortgage and then sell the Project or convert it to market rate property, or upon RD’s refusal to allow prepayment, seek an equity loan from RD to use to repay a portion of the equity the Partnership contributed to the Operating Partnership.  However, the instances where market rents might be significantly higher are rare and there are numerous government restrictions in connection with such a course of action.  In addition, most of the Operating Partnerships’ Project’s mortgages have an absolute restriction which will not allow prepayment until approximately 2009.

Accordingly, based on market conditions and government regulations, it did not appear that the value of the Projects owned by the Operating Partnerships and the Partnership’s investment in the Operating Partnerships would increase significantly, if at all.  The value of the Projects was adversely affected by the restricted use limitations which limit the amount of income a tenant may have and the amount of rent a Project can charge a tenant.  Under current RD regulations, these restrictions will continue to be in place until the Projects are in their 20th year of existence or approximately the year 2009.  These regulations make capital appreciation in the Partnership’s Projects much more difficult than is the case with market rate properties. The apparent trade-off to this lack of appreciation through the investment in RHS financed projects, has been the ability of the Projects to operate with the 50-year RHS mortgage loans and subsidized interest reduced to 1% to successfully produce substantially all of the Tax Credits anticipated. Over the years the Partnership invested in approximately nine, non-RHS, conventionally financed, low income housing Projects.  All but one of those Projects where foreclosed upon by the market-rate lenders and the Partnership lost all future Tax Credits and the Limited Partners had to recapture the Tax Credits allocated to them from those conventionally financed Projects.

Despite the 1990 bankruptcy of the Unit Holders’ original Debtor Investor Partnerships, and in spite of the above market conditions and foreclosures, most Limited Partners have already received in the form of Tax Credits, 98% of the approximately $25,000 per unit, original investment made in the Debtor Investor Partnerships.  In addition to the Tax Credits, the General Partner estimates that each Unit Holder, on average, would have received approximately $30,000 in passive activity loss deductions over the years.  However, due to the limitations on passive activity loss deductions, most Limited Partners would not have been able to use the loss deductions, and continue to carry them over as “suspended” passive activity losses.  While there are certain restrictions on their use, in general, for those Limited Partners with “suspended” passive activity losses carried forward, the ability to use those losses now that the Partnership has been liquidated and their Limited Partnership Interest in Bayfield has been terminated will likely be worth more than a final distribution, had one been available from the Partnership on liquidation.  For those Limited Partners who have been able to use their passive activity losses over the years, while they will have recapture resulting from the liquidation of the Partnership, they will have had the benefit of the saving from the use of those losses over the years and the benefit of the spread between their ordinary tax rates when they used the passive losses and the capital gains treatment on the gain they will experience for the tax year 2008 with the March 28, 2008 termination of the Partnership.

Objective b) - With respect to the Partnership's long-term objective to provide cash distributions to the Limited Partners from the proceeds of the sale or refinancing of the Projects, with the realization that substantially all of the Tax Credits had been received from the Operating Partnerships by the Limited Partners as of December 31, 1999, the General

Partner began exploring various exit strategies, including the sale of the Limited Partnership Interests in the Partnership, the sale of the Partnership’s Interests in the Operating Partnerships which own the Projects and the sale and/or refinancing by the Operating Partnerships of their Projects.  However, the various restrictions in connection with the RD mortgage loans, as well as the continuing occupancy requirements with respect to the Tax Credits received and market conditions, severely restricted the Partnership's flexibility in considering exit strategies and the value to be received from the exit strategies considered and implemented (See “Item 1.  Business - Description of Business” above).

Employees

               The Partnership has no employees.  The day-to-day operations of the Partnership are conducted by the Independent Manager, which employs two people on a full-time basis.

Item 2.  Properties.

               Each Operating Partnership owned and operated a Project, which generated Tax Credits under Section 42 of the Tax Code over its initial 10-years of existence or slightly longer.  A description of the Projects in which the Partnership still owned interests as of March 31, 2006 is contained in the following tables.  Immediately following these tables, is a glossary which provides an explanation of certain terms used in the table headings, as well as a discussion of certain Projects.

 Bayfield Low Income Housing Limited Partnership

Ownership Interest in Operating Partnerships

Operating Partnership	City	State	Number of Apt. Units	Project’s Mortgage Balance	Developer’s Original Equity	Original Tax Items	Original Capital Items	Bayfield’s Committed Capital Contribution	Accum. LIHC (from Inception of Bayfield)	Percent of Interest Sold
Cedar Crest Apartments, L.P.	Bourbon	MO	16	380,342	12,200	99	50	95,472	179,505	33
Gilman Seniors Apartments, L.P.	GilmanCity	MO	6	156,698	5,000	99	50	35,221	70,573	33
HoustonAssociates	Lycoming Country	PA	24	927,179	29,850	99	50	234,799	411,487	50
LaGrange Apartments-Phase II L.P.	Lagrange	MO	8	188,450	6,000	99	50	45,711	85,295	50
Lewistown Apartments L.P.	Lewistown	MO	12	279,147	15,053	95	50	67,666	118,457	50
Lillie Mae's RetirementVillageApts., L.P.	Chickasha	OK	48	1,077,652	144,500	99	50	299,293	489,025	50
Park Place EastAssociates	Muncy	PA	24	887,717	30,250	99	50	241,188	375,183	33
Park Place NorthAssociates	Muncy	PA	16	589,885	32,300	99	50	146,836	249,828	33
Perry Apartments L.P.	Perry	MO	8	180,986	9,895	95	50	44,222	61,957	50
Sleepy Oaks Limited Partnership	West Branch	MI	12	269,570	25,265	95	50	82,239	116,486	0
Spring Meadow Apartments Ltd.	RussellSprings	KY	24	708,440	55,537	99	50	183,090	281,587	18.29
Summer Place, Ltd.	St. Helen	MI	12	329,129	18,050	95	50	81,457	119,593	0
Valley Place Associates	Elysburg	PA	32	1,258,295	67,200	99	50	311,318	566,031	50
Wayland Apartments, L.P.	Wayland	MO	8	186,832	10,211	95	50	45,771	70,896	50
Housing Partners IX & XVII	N/A	N/A	N/A	N/A	N/A	57	57	13,972	510,312	0
			140	$ 7,420,322	$ 461,311			$ 1,914,283	$ 3,706,215

Glossary

Developers Original Equity- The amount of original capital contributed or to have been contributed by the developer/general partner of the Operating Partnership.

Original Tax Items- The Partnership's original allocation percentage of tax items from the Operating Partnerships, including income, gain, loss, deduction and tax credits.

Original Capital Events- The Partnership's original allocation percentage of proceeds to be realized by the Operating Partnership upon the sale, refinancing, transfer or other disposal of all or a substantial portion of the assets of the Operating Partnership.

Bayfield's Committed Capital Contribution- The amount of original capital contribution paid or to be paid by the Partnership for its limited partnership ownership interest in the Operating Partnership.

Accumulated LIHC (from Inception of Bayfield)- The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90inception of Bayfield

Bayfield Low Income Housing Limited Partnership

Ownership Interest in Operating Partnerships

Operating Partnership	City	State	Number of Apt. Units	Project’s Mortgage Balance	Developer’s Original Equity	Original Tax Items	Original Capital Items	Bayfield’s Committed Capital Contribution	Accum. LIHC (from Inception of Bayfield)	Percent of Interest Sold

 through the tax year ending 12/31/04.

% of Interests Sold- The percentage of the Partnerships Interest in the Operating Partnerships sold pursuant to the Liquidity Program or further sales toward implementing an exit strategy as of the date of this report.

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

        In December, 2004 the Partnership learned that the following Operating Partnerships were being foreclosed upon by RDdue to substantial deferred maintenance and extremely high vacancies:

  Anderson Country Estates, L.P. a Missourilimited partnership, owner of a twenty-four (24) unit apartment project located in Palmyra, Missouri;
  Cedar Crest Apartments, L.P., a Missourilimited partnership, owner of a sixteen (16) unit apartment project located in Bourbon, Missouri;
  Gilman Senior Apartments, L.P., a Missourilimited partnership, owner of a six (6) unit apartment project located in Gilman City, Missouri;
  Lagrange Apartments-Phase II, L.P., a Missourilimited partnership, owner of  an eight (8) unit apartment project located in Lagrange, Missouri;
  Lewistown Apartments, L.P., a Missourilimited partnership, owner of a twelve (12) unit apartment project located in Lewistown, Missouri;
  Oakwood Apartments, Ltd., a Missourilimited partnership, owner of a twenty-four (24) unit apartment project located in Hannibal, Missouri;
  Perry Apartments, L.P., a Missourilimited partnership, owner of an eight (8) unit apartment project located in Perry, Missouri; and
  Wayland Apartments, L.P., a Missouri limited partnership, owner of an eight (8) unit apartment project located in Wayland, Missouri (the “Missouri Operating Partnerships”).

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

Upon the payment of $10,000, the Partnership entered in to an Option with the Operating General Partners of the Missouri Operating Partnerships for their repurchase of Anderson Country Estates, L.P., Cedar Crest Apartments, L.P., Lagrange Apartments-Phase II, L.P., Lewistown Apartments, L.P., Oakwood Apartments, Ltd., and Perry Apartments, L.P. from the Partnership for $124,815, which did not included damages to the Partnership  with respect to the Partnership’s interest in Gilman Senior Apartments, L.P. and Wayland Apartments, L.P. which have been foreclosed upon.

The Missouri Operating Partners exercised their option to purchase and did purchase Oakwood Apartments, Ltd. by an agreement dated the 27th day of September, 2005 and Anderson Country Estates, L.P. by an agreement dated the 6th day of October, 2005.  The obligation by the Missouri General Partners to pay the purchase price, in the amount of $28,589 and $27,161 due and payable on or before December 31, 2005, was secured by a Security Agreement of even date. Subsequently, the sums due were paid in full.

While all of the Missouri Operating Partnerships generated the last of their Tax Credits to which they were entitled,  $1,330,028, in years 1998 to 2002, and each, except for Gilman Senior Apartments, L.P., have achieved the end of its 15-Year Tax Credit Compliance Period, RD’s foreclose will not cause the Partnership to lose any future Tax Credits and to recapture any of the Tax Credits the Partnership received from these Projects over the years.  With respect to Gilman Senior Apartments, L.P., as this Project was foreclosed upon on August 25, 2005, the Partnership will not lose any future Tax Credits, however in that the foreclosure took place in the 14th year of its 15-Year Tax Credit Compliance Period, the Partnership was required to recapture two-fifths of one-third of the Tax Credits the Partnership received from this Project over the years or $8,753, or approximately $4 per 0.05% of Limited Partnership Interest on its 2005 tax return, which recapture was passed on to the Limited Partners on their 2005 K-1’s.  In addition, the value of Gilman Senior Apartments of (i) $1,500 which was the price the Partnership had to pay to repurchase 49.5% of that Project from AHP #2 and (ii) the value of the balance of the sale price of  $2,500 will likely be lost to the Partnership as a result of this foreclosure.

Wayland Apartments, L.P. was also foreclosed upon as scheduled in August, 2005. As it had already achieved the end of its 15-Year Tax Credit Compliance Period, RD’s foreclosure will not cause the Partnership to lose any future or have to recapture any prior Tax Credits. The value of Wayland Apartments of (i) $7,287 which was the price the Partnership had to pay to repurchase 49.5% of that Project from MPF BA and (ii) the value of the balance of the sale price of  $8,317 was lost to the Partnership as a result of this foreclosure .

SALE OF THE PARTNERSHIP’S INTERESTS IN THE OPERATING PARTNERSHIPS

Sale of Partnership’s Interest in the Operating Partnerships

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

Sale of Fifteen Operating Partnerships Interests to Affordable Housing Limited Partnership No. 2

            As of the 15th day of April, 2004, Affordable Housing Limited Partnership No. 2 (“AHP2”) entered into ~~a~~contract to purchase limited partnership interests with the Partnership (the “AHP2 Contract to Purchase”) for the purchase of up to fifty percent (50%) of the Partnership’s Interests in the following fifteen Operating Partnerships (the “Fifteen Operating Partnerships”):

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

              The AFHP2 Contract to Purchase further provided that in consideration of the payment of $15,000 the Partnership granted AHP2 an option to purchase the balanceof the Partnership’s Interests in the Fifteen Operating Partnerships on or after July 15, 2005.  The option to purchase was exercised with respect to all but one of the Fifteen Operating Partnerships (Gilman Senior Apartments as it was the subject of a foreclosure sale by RD, as discussed above, and only up to sixteen and one-half percent of the Partnership interests in Elliott Manor, Ltd., Kent Summit, Ltd., Lakecrest Apartments and Lead Bayou, Ltd. which would not have achieved the end of their 15-year Tax Credit Compliance Period and could not be sold until late in 2006 to avoid a technical termination of those Operating Partnerships which would cause adverse tax consequences to AHP2, but which continue subject to an option to purchase by AHP2 and were purchased in May 2006).  The option purchase price of  $162,126 was paid in July 2005 by AHP2 and an affiliated of AHP2, Affordable Housing Limited Partnership No. 9 (“AHP9”), and the interests under option were split between AHP2 and AHP9.

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

            Pursuant to the MPF Purchase Agreement, upon the payment of $81,000, the Partnership granted MPF BA (i) an option to purchase an additional 16.5% of the Partnership’s Interests in certain of the Operating Partnerships exercisable on or between January 1, 2005 and January 15, 2005, for $34,494 (the “Short Option” which was exercised and closed in accordance with its terms) and (ii) an option to purchase the balance of the Partnership’s Interests in the Operating Partnerships on or between December 1, 2005 and December 30, 2005, subject to the Required Consents, for  $1,740,594 (the “First Option” which option was extended to and exercised by MPF BA pursuant to a modification agreement dated January 30, 2006 for $1,747,964.

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

            Pursuant to the MPF Purchase Agreement, Megan, the Partnership’s General Partner and Independent Manager, and MPF BA entered into a management agreement whereby Megan is performing certain management and financial services for MPF BA with respect to the Partnership’s Interests purchased by MPF BA for so long as MPF BA owns its interests therein.  Compensation paid to Megan pursuant to this management agreement, 1) commencing January 1, 2005, was $26,000 annually, plus a fee equal to ten (10%) percent of the gross proceeds received by MPF BA from the sale of any of the Partnership Interests and as of January 1, 2006 with purchase by MPF BA of the remaining interests in 76 of the Partnership’s Operating Partnerships, Megan’s annual management fee increased to $52,000, and 2)Megan was allowed to and purchased an ownership interest in MPF BA such that it will be entitled to a one-time special allocation of Tax Items (including losses) for the year 2006 of $700,000 and for the year 2007 and thereafter a proportionate allocation of income and non-recourse debt, for which Megan’s principals paid $20,000.

The MPF Purchase Agreement, even if the remaining promissory notes due December 2, 2008 and December 1, 2009, are paidby MPF BA, together with the exercise of the few other options to purchase outstanding, would not have result in any final distribution  to the Partnership’s limited partners, as the entire proceeds of the sale of the balance of all of the Partnership’s Assets were insufficient to pay the expenses of implementing the sales,   payment of all of the Partnership’s obligations and the liquidation of the Partnership.

However, despite the 1990 bankruptcy of the original Debtor Investor Partnerships – the assets and liabilities of which were acquired by the Partnership, and in spite of the adverse real estate market conditions, most Limited Partners have received in the form of low income housing tax credits, 98% of the approximately $25,000 per unit, original investment made in the Debtor Investor Partnerships.  In addition to the tax credits, it is estimated that each Limited Partner, on average, would have received approximately $30,000 in passive loss deductions over the years.  Due to the limitations on passive loss deductions, most Limited Partners would not have been able to use the loss deductions, and continue to carry them over as suspended passive losses.  While there are certain restrictions on their use, in general, for those Limited Partners in a 33% tax bracket with $30,000 of passive losses carried forward, the ability to use those losses when their interest in the Partnership has been terminated (with the dissolution of Bayfield on March 28, 2008), should be worth approximately $10,000 in further tax savings.  For those Limited Partners who have been able to use their passive losses, they will have had the use of their tax saving over the years and the benefit of the spread between their ordinary tax rates when they used the passive losses and the capital gains treatment on the gain they will experience for the tax year 2008 with the March 28, 2008 termination of the Partnership.

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

Accordingly, no sales of Units have been allowed except in such unforeseen circumstances, to Family Trusts and heirs upon the death of a Unit Holder, and pursuant to the Tender Offerwith respect to which Megan Asset purchased the Limited Partnership Interests of 864 Limited Partners with an ownership percent totaling 46.90%, the sale of the Defaulted Limited Partners’ Units to Megan Asset pursuant to which it purchased the Limited Partnership Interests of a further 43 Defaulted Limited Partners with an ownership percent of 2.89% at private sale pursuant to the Plan and Defaulted Limited Partners’ Limited Partner Security Agreement, and the purchase by Megan Asset of 1.14% interest from a few other limited partnership interests directly from those Limited Partners for the same price as contained in the Tender Offer.  As of March 28, 2008Megan Asset owned 50.93% Limited Partnership Interest or 51.44% of the 99% Limited Partnership Interests, a majority in interest of the Limited Partnership Interests.

Approximate Number of Security Holders

As of March 31, 2006, there were approximately 926 holders of Limited Partnership Interests.

Distributions

               No distributions were made to Limited Partners for fiscal years ending March 31, 2006, March 31, 2005, and March 31, 2004.

Item 6.  Selected Financial Data

               The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2006, 2005, 2004, 2003, and 2002.  This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.

OPERATIONS
	For the Year Ended March 31, 2006	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002
Interest income	$ 2,462	$ 588	$ 303	$ 655	$ 3,964
Other Income	0	0	2,022	1,170	950
	2,462	588	2,325	1,825	4,914

Equity in income (losses) of Operating Partnerships including Sale of Interest	1,913,425	2,297,099	521,582	(232,737)	419,279)
Expenses	(1,498,794)	(688,187)	(537,339)	(325,473)	(348,307)
Net Income (Loss)	$ 417,088	$ 1,609,500	$ (13,432)	$ (556,385)	$ (762,672)
Net income (loss) per 0.05% Partnership Interest	$ 206	$ 796	$ (6)	$ (278)	$ (381)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 0	$ 0	$ 0	$ 0

Balance Sheet	As of March 31, 2006	As of March 31, 2005	As of March 31, 2004	As of March 31, 2003	As of March 31, 2002
Total Assets	$ 2,218,014	$ 1,810,0743	$ 420,985	$ 265,144	$ 827,038
Total Liabilities	$ 166,557	$ 176,374	$ 396,116	$ 226,843	$ 232,352
Partners' Capital	$ 2,051,457	$ 1,634,369	$ 24,869	$ 38,301	$ 594,686

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

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”).  Each of the Investor Notes was payable in semi-annual installments through December 31, 1994.  As of March 31, 2006, an aggregate of $1,047,733 was owed pursuant to the Investor Notes.  These notes are past due and are considered uncollectible.  These amounts were not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners' Capital section of the balance sheet and since the defaulted investor units had not been cancelled.  Pursuant to a notice by certified mail dated April 21, 2006 (the “Notice”) the Partnership made a final attempt at the collection on the past due notes from Defaulted Limited Partners.  As none of the Defaulted Limited Partners paid their past due notes, pursuant to the Notice, the Plan and the Defaulted Limited Partners’ Limited Partner Security Agreement, the Partnership sold the Defaulted Limited Partners limited partnership interests in the Partnership at a private sale on May 25, 2006 to Megan, the General Partner and Independent Manager of the Partnership, for the same price, $10 per Unit, as Megan paid to tendering Limited Partners pursuant to its Tender Offeror or a total of $560.

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

            The ability of the Partnership to make all cash distributions to its Limited Partners contemplated by the Plan had been dependent upon the receipt by the Partnership of sufficient proceeds from the sale of its interests in the Operating Partnerships (the General Partner, after exploring various exit strategies, began the sale of the Partnership’s Interests in the Operating Partnerships - See "Item 1. - Description of Business" above). However, even with the sale of all of the Partnership’s Assets to MPF BA and pursuant to various other option agreements to the Operating General Partners, the proceeds from the sale of the Operating Partnerships were not sufficient to enable the Partnership to make any further portion of such distributions not made in prior years.  It would appear that the application of funds available for distribution to Limited Partners which, from time to time, were deferred by the Independent Manager with the consent of the Investor Committee to pay certain costs and expenses of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credits (see "Liquidity" section below), will have yielded an economic benefit to the Limited Partners by enabling the Partnership to continue it’s operations over the years and produce the majority of the Tax Credits and other economic benefits in the form of loss deductions generated from the Operating Partnerships.

            It is anticipated that the liquidation and termination of a Limited Partner’s interest in the Partnership or the winding up and termination of the Partnership enabled a majority of the Partnership’s Limited Partners to begin utilizing the tax losses they have received but could not use and have carried forward over the life of the Partnership, estimated by the Partnership to be approximately $30,000 in “suspended” loss deductions for most Limited Partners, which could produce additional tax savings for those Limited Partners.

            Other than the annual payment referred to above, the Partnership did not  receive material cash distributions from the operations of the Operating Partnerships, or derive net cash from its ordinary operations generally.  Aside from such payments, the Partnership did not have significant external sources of Capital Resources other than through the sale of its Operating Partnership Interests under its Liquidity Program (discussed in "Item 1. Business - Description of Business" above and “Liquidity” below).  All of the above-named sources of Capital Resources were used to meet the operating expenses of the Partnership, to pay its debts and to sell its interests in the Operating Partnerships in anticipation of liquidating the Partnership.

While the Partnership had been in the process of selling the Partnership’s Assets, its limited partnership interests in the Operating Limited Partnerships, in order to carry on its operations and to pay its debts, the cash proceeds from those sales proved insufficient to pay all sums required by the Plan, all debts and liabilities of the Partnership, including expenses arising from the Liquidation,

Accordingly, the Partnership did not have sufficient funds after (i) payment of all sums required by the Plan and (ii) payment of all of the debts and liabilities under Article 10.2(a), expenses under Article 10.2(a)(i) and to establish any reserves under Article 10.2(b) or to make any liquidating distributions to the Limited Partners under Article 10.2(c) of the Partnership Agreement upon or following the dissolution of the Partnership.

The lack of sufficient funds with which to pay all sums required by the Plan, all of the debts and liabilities of the Partnership and to make liquidating distributions to the Limited Partners was a result of (1) the low income and rent restrictions that apply to the Partnership’s portfolio pursuant to the Projects’ mortgages funded, in almost all cases, by Rural Development, an agency of the U.S. Department of Agriculture; (2) the location of the vast majority of the Projects in small, rural communities where the market rents are not significantly higher than the government restricted rents eligible tenants can be charged; (3) while the government mortgages, 50-year terms and 1% interest rates, provided great economic value to the Projects’ ability to successfully operate over the years, the trade-off has apparently been the lack of appreciation in value and the additional operating expenses incurred to comply with the government regulations; (4) the inability to obtain new tax credits with which to financially support the sale of the Projects for rehabilitation by a developer, as most State Housing Finance agencies are allocating substantially all of the tax credits to newly constructed housing projects instead of supporting the rehabilitation of the existing projects, which continues to be a nationwide problem for low income housing and which has been exacerbated by the U.S. economy and housing market generally; and (5) the fact that of the Partnership Agreement’s share of operating cash flow from each Project, even in the most favorable economic conditions, was limited to $750 per year by the 1990 bankruptcy Plan of Reorganization.

As it is anticipated that all debts and liabilities of the Partnership will be paid, except sums due Megan Asset with respect to the 50% of any distributions originally payable to Continental Construction Management Corporation, to which it is entitles, in the amount of approximately $2,021,085 as of March  31, 2006 and $882,200 as of the dissolution of the Partnership on March 28, 2008, which sum also accrues interest at the rate of eight percent (8%) until paid, and any debts and liabilities of the Partnership unable to be paid will become the liability of Megan as the General Partner of the Partnership, upon liquidation the Partnership assigned to Megan all its rights, title and interests in 1) the sums due and evidenced by three secured promissory notes from MPF BA, in aggregate amount of $610,000 payable in three installments through December 1, 2009; 2) the seriously past due cash flow distributions or tax review and/or preparation fees from all Operating Partnerships of an estimated value of $60,000; 3) Housing Partners IX and XVII which own varying limited partnership interests in two Projects having only an estimated minimal value, and 4) all other property, claims, rights of action, judgments, benefits, receivables or interests of the Partnership, having no known value.

Liquidity

               The Partnership's principal uses of funds were its operating and expenses in connection with the sale of its Operating Partnerships and the payment of it’s debts and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships.  The remaining unpaid balances of such contractual obligations at each of March 31, 2006, March 31, 2005, and March 31, 2004 were $-0-, $16,122 and $24,938 with respect to the Operating Partnerships that were in default on their obligations to the Partnership.  The Partnership also assumed certain accrued expenses pursuant to the Plan that were paid in full as of March 31, 1996, except for the Continental pre-petition expenses and 8% Interest Obligation.  The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 2006 Fiscal Year, the 2005 Fiscal Year, and the 2004 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) None from interest income on the Investor Notes during any of these years; however $2,462, $588, $303 and $655, respectively, of interest income was received on deposits maintained in escrow accounts pursuant to the Plan were received; and

(iii) $1,737,331, $982,101 and $486,761, respectively, were received from proceeds of sales of Partnership Interests.

For the 2006 Fiscal Year, the 2005 Fiscal Year, and the 2004 Fiscal Year, the uses of funds by the Partnership were as follows:

(i)         $-0-, $26,050 and $14,287, respectively, for capital contributions to the Operating Partnerships;

(ii)        $729,094, $487,048 and $386,599, respectively, for professional fees. For the 2006 Fiscal Year professional fees were attributed to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, and related closing documents for the sale of the Partnership’s Interests in its Operating Partnerships to MPF Bayfield Acquisition, LLC and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for numerous Operating Partnerships with interests being transferred and a proposed Consent Solicitation or Tender Offer and related issues.

(iii)       $129,795, $128,445 and  $123,780 respectively, for operating expenses; and

(iv)       $639,919, $72,694 and $26,960 respectively, for payments of Continental pre-petition expenses in accordance with the Plan.

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

               No such distributions are payable after December 31, 1994, except to the extent that the Independent Manager, in consultation with the Investors Committee, determines that the financial resources of the Partnership will permit payment of previously deferred distributions.  It view of the receipt of insufficient proceeds from the sale of the Partnership’s Assets, with which to pay all of its debts and liabilities, no such payments were  able to be made on the liquidation of the Partnership.  (See "Item 10. Directors and Executive Officers of the Registrant - Investor Committee".)

               The net increase in cash held by the Partnership amounted to $268,972 for the 2006 Fiscal Year, $92,993 for the 2005 Fiscal Year, 202,653 for the 2004 Fiscal Year.  As discussed above in “Item 1. - Description of Business”, the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, were insufficient to permit the Partnership to meet its operating expenses and pay its debts and liabilities without the sale of the Partnership’s Assets to MPF BA and pursuant to various other options, to the Operating General Partners.   Accordingly, in view of the fact that the Partnership had achieved its primary objectives and didn’t appear to be able to raise more capital to continue to maintain its operations and pay it’s debts, the General Partner determined that it was in the best interests of the Partnership to and it liquidated all of the Partnership’s Assets and thereafter dissolved the Partnership on March 28, 2008 as set forth herein.

Results of Operations

               Income, comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, exceeded expenses, which are comprised principally of management fees and professional services costs, and Continental pre-petition expenses, by $417,088 for the 2006 Fiscal Year and $1,609,500 for the 2005 Fiscal Year, and expenses, comprised principally of depreciation expenses, management fees and professional services costs, exceeded income, which is comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by $13,432 for the 2004 fiscal Year.

               As noted above under "Item 1. Business - Description of Business", the Partnership's principal business was the maintenance of its interests in the Operating Partnerships, and because the Partnership reached the end of its economic life, it did not have the funds available to make new investments or otherwise engage in additional activities.  The Partnership's results of operations and its obligations are primarily determined by the results of operations of the Operating Partnerships, its obligations to the Independent Manager, and by expenses arising out of legal and professional fees related to its Operating Partnerships’ sales or business transactions.  Accordingly, period-to-period comparisons of the results of operations of the Partnership may not be meaningful.  The general partner of the Partnership has evaluated the capital needs, competitive position and market conditions for each of the Projects, and used these factors to determine whether it was in the Partnership’s best interests to continue to own them.  The General Partner decided that the best course of action was to sell all of the assets in the Partnership and to liquidate and dissolve the Partnership which it did on March 28, 2008.  The following discussion attempts to highlight certain elements of the results of operations of the Partnership for the periods discussed.

               The General Partner estimated that, without additional acquisitions of interests in limited partnerships owning properties with or eligible for Tax Credits to replace interests lost through insolvency, bankruptcy or the settlement of litigation, for which the Partnership did not have funds available, the amount of Tax Credits generated by the Partnership aggregated approximately $0.97 for every $1.00 invested by the Limited Partners, rather than the $1.10 for every $1.00 estimated in the Plan.   This includes Tax Credits passed through to the Limited Partners by the Debtor Investor Partnerships previous to the inception of the Partnership.

                The followingTax Credits were generated by the Projects or passed through by the Partnership to the Limited Partners for the tax years ended:

•        December 31, 2005, $ -0-;

•        December 31, 2004, $ -0-;

•        December 31, 2003, $21,637,or approximately $11 per 0.05% of Partnership Interest;

•        December 31, 2002, $96,208,or approximately $48 per 0.05% of Partnership Interest;

•        December 31, 2001, $102,890,or approximately $51 per 0.05% of Partnership Interest;

•        December 31, 2000, $201,794,or approximately $101 per 0.05% of Partnership Interest; and

•        December 31, 1999, $1,232,441,or approximately $616 per 0.05% of  Partnership Interest.

Interest income increased by approximately $1,874 and $285 for the 2006 Fiscal Year for the 2005 Fiscal Year due to increased balances in the escrow accounts resulting the sales of Operating Partnerships pursuant to the Liquidity Program, and decreased by approximately $352 for the 2004 Fiscal Year from the 2003 Fiscal Year due primarily to the decrease in the Partnership's cash balances resulting from the end of the investor pay-in-period as of December 31, 1994 and the Partnership's collection of substantially all collectable payments due it from the Investor Notes and the depletion of the Partnership’s reserves to maintain its operations while seeking an exit strategy.

               Net income was  $417,088 for the 2006 Fiscal Year, $1,609,500 for the 2005 Fiscal Year, and there was a net loss of $13,432 for the 2004 Fiscal Year.  The equity in income or losses from Operating Partnerships fluctuates from year to year based on the results of operations from the Projects.  Net income from the sale of interest in Operating Partnerships including equity in income of the Operating Partnerships of $1,913,425 for the 2006 Fiscal Year, $2,297,099 for the 2005 Fiscal Year, and $521,582 for the 2004 Fiscal Year, which amounts consist primarily of income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program.     The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized.  Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests.  For income tax reporting purposes 100% of the income or losses are passed through to the Limited Partners on their K-1's.

              Management fees paid were $106,759 for the 2006 Fiscal Year, $118,000 for the 2005 Fiscal Year, and $117,625 for the 2004 Fiscal Year.  The reduction in management fees resulted from a partial refund in the 2004 Fiscal Year and the decrease by $750 for each Operating Partnership in which the Partnership’s Interests was completely sold prior to the beginning of a fiscal year.

              Professional fees of approximately $729,094 for the 2006 Fiscal Year included fees attributable to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, and related closing documents, and the sale of the Partnership’s Interests in 81 Operating Partnerships to MPF Bayfield Acquisition, LLC and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.  Professional fees of approximately $487,048 for the 2005 Fiscal Year included fees attributable to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, due diligence items and related closing documents for Affordable Housing Limited Partnership No. 2’s acquisition of interests in 15 Operating Partnerships, the failed purchase of 77 Operating Partnership interests by Housing and Tax Consultants, LLC, and the successful sale of up to 50% of the Partnership’s Interests in 81 Operating Partnerships to MPF Bayfield Acquisition, LLC and, among other things, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred.

               No interest expense was incurred in the 2006, 2005, and 2004 Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.

               No amortization of organization costs were incurred in the 2006, 2005, and 2004 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.

               Other income of $ -0- in the 2006 Fiscal Year, $ -0- in the 2005 Fiscal Year, and approximately $2,022 in the 2004 Fiscal Year  was recorded as a result of miscellaneous items.

                Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid.  Pursuant to the Settlement Agreement (described in “Item 1.  Business – Organization” above) and the Management Agreement (described in “Item 11.  Executive Compensation - Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2006 Fiscal Year, the 2005 Fiscal Year and the 2004 Fiscal Year the Partnership paid the Independent Manager $639,919, $72,694 and $26,960, respectively, toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.

The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement with respect to the Projects in which the Partnership still owned interests as of March 31, 2006 is estimated at $10,366 and is subject to offsets of the amount of fees for professional services paid on behalf of certain Operating Partnerships (see  "Item 2. Properties" above), any unpaid or accrued annual distributions due the Partnership (see "Overview" above) and a reduction by said sums payable to Operating Partnerships which have lost their Projects through foreclosure, bankruptcy or insolvency. The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $2,021,085 as of March 31, 2006 after the payments made as above.

               The Partnership is organized as a limited partnership and is a "pass through" entity, which does not, itself, pay federal income tax.  However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership.  For the tax years ended December 31, 2005, 2004, and 2003, respectively, Limited Partners were allocated $-0-, $-0- and $21,637 in Tax Credits, or approximately $-0-, $-0- and $11 per 0.05% of Partnership Interest, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

               Not Applicable

Item 8.  Financial Statements and Supplementary Data.

               See Item 15 and Exhibit 13 for a list of the Partnership's Financial Statements filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None

Item 9A.   Controls & Procedures

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principle Executive Officer and Principle Financial Officer of Megan Asset Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principle Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in Internal Controls:

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Independent Manager

               In view of the need to have an independent manager that was not affiliated with First American take over the responsibility for the administration of the Partnership, a Management Agreement between the Partnership and the Independent Manager was entered into and provides for the Independent Manager to conduct and manage, on the Partnership's behalf, the Partnership's operations in connection with, among other things, collection, investment and disbursement of funds, maintenance of books and records, preparation of tax returns and review and coordination of related-party tax filings. Pursuant to the Management Agreement, the Independent Manager was appointed the exclusive agent of the Partnership to supervise and manage, on behalf of the Partnership, all of the operations of the Partnership under the Plan.  (See "Item 1.  Business - Organization" above)  Even after the merger of both the General Partner’s and Independent Manager’s rights and obligations into Megan Management, and subsequently Megan Asset Management, the Management Agreement was kept in place because it outlined the compensation and duties to be performed more specifically than did the Partnership Agreement.  The compensation of the Independent Manager is set forth under "Item 11.  Executive Compensation."

               Gary L. Maddock, 68, Chairman of Megan Asset Management, was a real estate attorney, CPA and has been a licensed real estate broker.  He also has extensive experience in other phases of real estate.  Prior to July 1989, Gary Maddock was Executive Vice President of First American for two years, resigning in a management dispute.  As a former partner of Burns, Summit, Rovins and Feldesman, and in his own subsequent New York law practice, he has represented owner/developers of projects ranging from condominium and single-family developments to a 250-room urban hotel and conference center. As an officer of various companies affiliated with Megan Asset Management, he has consulted and assisted developers in (i) obtaining in excess of $20 million in debt financing, (ii) placing in excess of $60 million in Tax Credits and (iii) building hundreds of units of low to moderate income housing.  He also has overseen the management of numerous projects with housing units for low-income families and the elderly and the development of real estate subdivisions and the building of single-family homes. He continued to perform professional services for the Partnership until its liquidation and dissolution on March 28, 2008.  See "Item 13.  Certain Relationships and Related Transactions".

                Paul J. Maddock, 56, President of Megan Asset Management, has been with the Independent Manager for eighteen years.  Until its liquidation and dissolution on March 28, 2008, Paul Maddock spent about 75% of his time working on and overseeing the management of the Partnership and 25% of his time in his own public accounting practice, Paul J. Maddock, PC., which was formed in 1992 and through which he provides tax return preparation services on a fee basis for many of the Operating Partnerships.  He is a CPA and was formerly a tax manager for a regional CPA firm.

The Investor Committee

               Pursuant to the Plan, the Investor Committee performed an oversight role in connection with the approval of the deferral of distributions to be made to the Limited Partners and the use thereof to pay costs and expenses for the administration and operation of the Partnership or to purchase interests in partnerships which own, or are intended to own, projects which are intended to qualify for Tax Credit and to maintain its investment in the Projects.  (See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Liquidity" above).  The Investor Committee did not perform any management functions with respect to the Partnership.  All of the members of the Investors Committee were direct or indirect holders of an Interest in the Partnership.

The members of the Investor Committee were as follows:

               Fran Hoaglund, Chair, 65.  President of Tax Equity Associates for over 25 years.  Financial planner and tax specialist for more than 27 years.  Holder of an Interest.

               David Apple, 53.  President of David Apple, Ltd. (certified public accountants) for over 25 years.  CPA for more than 27 years.  Holder of an Interest.

              James Linna, 68.  Chairman of The Investor Company, Inc. and President of various affiliates for over 16 years. National Association of Securities Dealers ("NASD") principal; licensed real estate broker; security representative for more than 35 years.  Holder of an Interest.

William Walczak, 67.  CPA for the past 26 years and currently a member of the accounting firm of MacDonald & Walczak, CPAs, LLC.  Holder of an Interest.

The Developer Class Representative

               The Developer Class Representative was ERC Properties, Inc. located in Fort Smith, Arkansaswhich was the chairman of the Unofficial Committee of Developers during the Debtor Investor Limited Partnerships’ bankruptcy proceedings (see "Item 1. Business - Organization" above) and continued to represent the Operating Partnerships in which the Partnership owned an interest until their sale by the Partnership.  Pursuant to the Plan, the Developer Class Representative had many responsibilities including but not limited to negotiating with the Independent Manager as to the amount each Operating Partnership shall distribute to the Master Limited Partnership on or before April 1 of each year commencing in the year 2000  which shall not exceed $750; and had many responsibilities including but not limited to filing any financing statement (without a Debtor Investor Limited Partnership's or the Master Limited Partnership's signature) which was reasonable or necessary to perfect any security interests granted to, or retained by, an Operating Partnership under the Plan;  executing and recording any and all documents which are required to be executed and recorded under applicable nonbankruptcy law to effect the admission of the Master Limited Partnership as a limited partner of the Operating Partnerships; and under the Management Agreement to preapprove all withdrawals by the Independent Manager from the Escrow Account, including all checks drawn on and wire transfers made from the Escrow Account.

               The Developer Class Representative was exculpated from any and all liability that may arise out of any action or inaction by the Developer Class Representative under the Plan and Management Agreement unless caused by his gross negligence or willful misconduct.

               For its services, the Developer Class Representative was paid $15,000 per year by the Partnership.

Item 11.  Executive Compensation.

The following table shows compensation for management services rendered in all capacities to the Partnership by Megan Asset Management, Inc. as Independent Manager during the periods indicated.

SUMMARY COMPENSATION TABLE

      Annual Compensation

Fiscal Year                                       Other

Name and Principal Position                                Ended               Fee                Compensation (1)

Megan Asset Management, Inc. -                       3/31/06          $106,759                     $639,919

Independent Manager                                         3/31/05          $118,000                     $ 72,694

  3/31/04          $117,625                     $ 26,960

(1) Consists of payment for Continental pre-petition expenses pursuant to the Settlement Agreement and Management Agreement.

Compensation of the Independent Manager

               Prior to calendar 1995, the Independent Manager was entitled to receive $396,000, plus $40,000 per year to cover the cost of preparation of tax returns and financial statements and $75,000 in relation to investor billings due to the Secured Lender refinancing. Commencing in calendar year 1995, the Independent Manager, under the Management Agreement, was entitled to receive $119,500 annually, plus $30,000 per year to cover the cost of preparation of tax returns and financial statements, for each of the years 1995 through 1998.  Commencing with calendar year 1999, the Independent Manager became entitled to an annual base fee of $119,500, together with an additional

$30,000 to cover the cost of preparation of tax returns and financial statements, less $750 for each Operating Limited Partnership in which the Partnership ceases to own the limited partnership interest during 1999 and thereafter.  The foregoing was in lieu of payment to the Independent Manager of amounts pursuant to the Plan sections 6(6)(c) (providing for annual payment from each Operating Partnership to the Partnership of $750 for each of the years 1995 through 1999) and 6(6)(d) (providing for annual payments from each Operating Partnership to the Partnership of an amount to be negotiated but not to exceed $750 for each year commencing with the year 2000) of the Plan.

               The Independent Manager was also entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, under the Plan ("Continental Construction") and the Independent Manager was to pay to the Partnership an amount equal to 25% of gross fees, if any, earned by it or its affiliates directly from any of the Operating Partnerships (not including amounts owed to the Independent Manager pursuant to the Management Agreement).

               The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989.  As of March 31, 2006 the total amount remaining due, plus accrued interest was $4,781,473, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan.  As of March 31, 2006 the total amount unpaid and remaining due, plus accrued interest, to the Independent Manager was $2,021,085. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $ -0-, $ -0- and $-0- were due and paid to the Partnership respectively for the 2006, 2005 and 2004 Fiscal Years.

               The Management Agreement also provides for the Partnership to indemnify the Independent Manager and its officers, directors and employees against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct.

Compensation of the General Partner

               Prior to December 31, 1994, pursuant to the Settlement Agreement, the General Partner was entitled to $10,000 per month ($120,000 per year) for performing the day-to-day obligations and duties as the general partner of the Partnership through December 31, 1994.  Thereafter, the General Partner was to receive no additional amounts payable by the Partnership for the performance of such functions during the remaining term of the Partnership, except as otherwise provided in the Plan.  If any such additional compensation was requested by the General Partner it was to be subject to competitive bidding.  No such additional sums have been paid or requested by the General Partner.

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its services.  Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for meetings of the Investors Committee.  An aggregate of $3,175, $-0- and $8,620 was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2006, March 31, 2005, and March 31, 2004.  The members of the Investors Committee were also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

              Prior to December 27, 2005, no partner was the holder of 5% or more in Limited Partnership Interests of the Partnership and neither the General Partner, Independent Manager nor any of its officers or directors held any Limited Partnership Interests. As a result of its Tender Offer dated November 17, 2005, Megan Asset, the General Partner and Independent Managerof the Partnership, on December 28, 2005accepted the tenders and purchased the Limited Partnership Interests of 864 Limited Partners with an ownership percent totaling 46.90%.  Subsequently, on May 25, 2006 Megan Asset purchased the Limited Partnership Interests of a further 43 Defaulted Limited Partners with an ownership percent of 2.89% at private sale pursuant to the Plan and Defaulted Limited Partners’ Limited Partner Security Agreement, and had purchased 1.14%  interest from a few other Limited Partners.  Accordingly, Megan Asset is the owner of more than five percent of the Limited Partnership Interests owning a 50.93% Limited Partnership Interest or 51.44% of the 99% Limited Partnership Interests, a majority in interest of the Limited Partnership Interests, in addition to its 1% interest as the General Partner of the Partnership.  No other partner is the holder of 5% or more in Limited Partnership Interests of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law.  The Partnership paid Gary L. Maddock P.C.  $292,008 in fees and expenses related to services rendered to the Partnership, during the 2006 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting.  The Partnership paid Paul J. Maddock P.C. approximately $59,500 in accounting fees during the 2006 Fiscal Year related to services rendered to the Partnership and Operating Partnerships and the review of the tax returns of all other Operating

Partnerships.  Each Operating Partnership is responsible for and is billed for these accounting and review services, which were, when and if collected, reimbursed to the Partnership.

Item 14.  Principle Accountant Fees and Services.

Fees paid to the Partnership’s independent auditors for Fiscal Years 2006 and 2005 were comprised of the following:

Fee Type	2006	2005
Audit Fees	$ 30,000	$15,000

Audit Related Fees	-0-	-0-

Tax Fees	15,000	-0-

All Other Fees	-0-	9,835

Total	$45,000	$24,835

Audit Committee

The Partnership has no Audit Committee. All audit services and any permitted non–audit services performed by the Partnership’s independent auditors are pre-approved by Megan Asset Management, Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements and Financial Statement Schedules

               Reports of Independent Accountants

               Balance Sheets as of March 31, 2006, March 31, 2005

               Statements of Operations for the fiscal year ended March 31, 2006, March 31, 2005, and March 31, 2004

               Statements of Changes in Partners' Capital for the fiscal year ended March 31, 2006, March 31, 2005, and March 31, 2004
Statements of Cash Flows for the fiscal year ended March 31, 2006, March 31, 2005, and March 31, 2004

               Notes to Financial Statements as of March 31, 2006

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

Amendment dated December 23, 1991 to Settlement Agreement dated December 4, 1991 between First American Holdings, Inc., Megan Management Company, Inc., Parkgate International Ltd., The Fidelity Management Company, Inc. and Continental Construction Management Corporation

Exhibit No.              Name of Exhibit

**10(g) **10(h) ***10(i)

Dominium Loan and Collateral Security Agreements

Loan Agreement dated April 16, 2003

Supplemental Loan Agreement dated April 16, 2003

            Corporate Guaranty dated April 16, 2003

Security Agreement dated April 16, 2003

Promissory Note dated April 16, 2003

Promissory Note dated July 18, 2003

Subsequent Loan Agreement dated August 29, 2003

Subsequent Loan Security Agreement dated August 29, 2003

                        Subsequent Loan Security Agreement dated September 18, 2003

                      Subsequent Loan Corporate Guaranty dated September 18, 2003

                       First Subsequent Loan Promissory Note – September __, 2003

            First Amendment to Subsequent Loan Agreement dated September 19, 2003

            Second Amendment to Subsequent Loan Agreement dated September 19, 2003

                       Second Subsequent Loan Security Agreement dated October 17, 2003

Second Subsequent Loan Promissory Note – October __, 2003 (14)

Third Subsequent Loan Security Agreement dated November __, 2003 (  )

Third Subsequent Loan Promissory Note – November 10, 2003 (16)

                         Collateral Assignment and Assumption Agreement -  January 1, 2004

Subsequent Loan Promissory Note dated January 1, 2004

Assignment and Assumption Agreement Partial Satisfaction of First Subsequent Loan Promissory Note dated January 1, 2004

Assignment and Assumption Agreement Full Satisfaction of First Subsequent Loan Promissory Note dated January 1, 2005

Assignment and Assumption Agreement Full Satisfaction of First Subsequent Loan Promissory Note dated January 1, 2005

Assignment and Assumption Agreement Full Satisfaction of First Subsequent Loan Promissory Note dated January 1, 2005

Contract to Purchase Limited Partnership Interests in Five Operating Partnership Interests to Affordable Housing Limited Partnership No. 1 dated September 30, 2003

                        Option to Purchase Limited Partnership Interest in Alachua Villas, Ltd.

                        Option to Purchase Limited Partnership Interest in Citrus Terrace, Ltd

                        Option to Purchase Limited Partnership Interest in Lake City Village, Ltd.

                        Option to Purchase Limited Partnership Interest in Longview Terrace, Ltd.

                        Option to Purchase Limited Partnership Interest in Pontotoc Ridge, Ltd.

Assignment and Assumption of Limited Partnership Interest in Alachua Villas, Ltd.

Assignment and Assumption of Limited Partnership Interest in Citrus Terrace, Ltd

Assignment and Assumption of Limited Partnership Interest in Lake City Village, Ltd.

Assignment and Assumption of Limited Partnership Interest in Longview Terrace, Ltd.

Assignment and Assumption of Limited Partnership Interest in Pontotoc Ridge, Ltd.

Contract to Purchase Limited Partnership Interests in Fifteen Operating Partnership Interests

Exhibit No.             Name of Exhibit

***10(j)

to Affordable Housing Limited Partnership No. 2 dated April 15, 2004

Option to Purchase Limited Partnership Interest in Canal Town Associates

Option to Purchase Limited Partnership Interest in Cle Elum Apartment Associates

Option to Purchase Limited Partnership Interest in Cleveland Courts, Ltd.

Option to Purchase Limited Partnership Interest in East Magnolia Village, L.P.

Option to Purchase Limited Partnership Interest in Elliott Manor, Ltd.

Option to Purchase Limited Partnership Interest in Franklin Vista II, Ltd.

Option to Purchase Limited Partnership Interest in Gilman Senior Apartments L.P.

Option to Purchase Limited Partnership Interest in Hitchcock Housing, Ltd.

Option to Purchase Limited Partnership Interest in Hurricane, Ltd.

Option to Purchase Limited Partnership Interest in Kent Summit, Ltd.

Option to Purchase Limited Partnership Interest in Kingswood II, Ltd.

Option to Purchase Limited Partnership Interest in Lakecrest, Ltd.

Option to Purchase Limited Partnership Interest in Laurel Wood Apartments, L.P.

Option to Purchase Limited Partnership Interest in Lead Bayou, Ltd.

Option to Purchase Limited Partnership Interest in Riverbend Apartments, Ltd

Assignment and Assumption of Limited Partnership Interest in Canal Town Associates

Assignment and Assumption of Limited Partnership Interest in Cle Elum Apartment Associates

Assignment and Assumption of Limited Partnership Interest in Cleveland Courts, Ltd.

Assignment and Assumption of Limited Partnership Interest in East Magnolia Village, L.P.

Assignment and Assumption of Limited Partnership Interest in Elliott Manor, Ltd.

Assignment and Assumption of Limited Partnership Interest in Franklin Vista II, Ltd.

Assignment and Assumption of Limited Partnership Interest in Gilman Senior Apartments L.P.

Assignment and Assumption of Limited Partnership Interest in Hitchcock Housing, Ltd.

Assignment and Assumption of Limited Partnership Interest in Hurricane, Ltd.

Assignment and Assumption of Limited Partnership Interest in Kent Summit, Ltd.

Assignment and Assumption of Limited Partnership Interest in Kingswood II, Ltd.

Assignment and Assumption of Limited Partnership Interest in Lakecrest, Ltd.

Assignment and Assumption of Limited Partnership Interest in Laurel Wood Apartments, L.P.

Assignment and Assumption of Limited Partnership Interest in Lead Bayou, Ltd.

                       Assignment and Assumption of Limited Partnership Interest in Riverbend Apartments, Ltd

Purchase Agreement with MPF BA dated October 1, 2004, including exhibits

Exhibit A  - 81 Limited Partnerships

Exhibit A-1 – 2005 Partnerships

Exhibit B – Form of Secured Promissory Note

Exhibit C - Guaranty

Exhibit No.	Name of Exhibit
13

Exhibit D - Security Agreement

Exhibit D-1 – Amendment to Buyer’s Operating      Agreement

Exhibit E – Third Party Non-Compliance with Partnership Contracts and Real Estate Tax Deficiencies

Exhibit F – Litigation – Seller

Exhibit G – Litigation - Buyer

Exhibit H – Balance Sheet of Guarantor as at September 30, 2004

Exhibit I – Income Statement of Guarantor for the period ending September 30, 2004

Exhibit J – Litigation - Guarantor

Exhibit K – Operating General Partners that filed a 2000 partnership tax return (Form 1065) which included a form entitled ELECTION TO ADJUST BASIS OF PROPERTY (“Election”)

Exhibit L - Those Partnerships that have previously filed an Election in a year in which a Partnership Interest was transferred, and the year of such Election

Exhibit M - Assignment and Assumption Agreement

Exhibit N - Power of Attorney

Exhibit O - Amended Partnership Agreement

Exhibit P – Commissions

Exhibit Q – Management Agreement

Secured Promissory Note – October 1, 2004 - $210,000 due on April 15, 2005

Secured Promissory Note – October 1, 2004 - $238,000 due on June 15, 2005

Secured Promissory Note – October 1, 2004 - $425,000 due on December 15, 2005

                     Secured Promissory Note – October 1, 2004 - $320,912 due on June 15, 2006

Report of Independent Accountants, Financial Statements and Notes thereto

*28a	Net Worth Formula and Allocation to Investors of Interests in Master Limited Partnership.
*28b	Investor Notes.
*28c	Agreements and Certificate of Limited Partnership of the Operating Partnerships.
31(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No.	Name of Exhibit
31(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein
32(a)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein
32(b)	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(c)        Reports on Form 8-K

               None

 _________________________

*     Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

**   Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 20004.

*** Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 29, 2008,	BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP By: MEGAN ASSET MANAGEMENT, INC. Independent Manager/General Partner By: /s/ Gary L Maddock _ Gary L. Maddock, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Dated: August 29, 2008	By: /s/ Gary L Maddock _ Chairman and Director, (Principal Executive Officer) Megan Asset Management, Inc.

Dated: August 29, 2008	By: /s/ Paul J. Maddock _ President and Director, (Principal Accounting Officer) Megan Asset Management, Inc.

Dated: August 29, 2008	By: /s/ Michele Maddock _ Director, Megan Asset Management, Inc.