Form 10-K
period 2007-03-31
BAYFIELD LOW INCOME HOUSING LIMITED PARTNERSHIP
filed 2008-08-29
CIK 874662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or

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

            For the tax year ended December 31, 2006, there were no Tax Credits generated by the Projects or passed through by the Partnership to the Limited Partners, and net income of $5,467,197 was passed though to the investors on their 2006 K-1’s, which income included $6,691,717 of gain the majority of which is recapture of loss deductions taken by the Limited Partners since the inception of the Partnership, rather than cash proceeds, as a result of the sale of Operating Partnership interests pursuant to its Liquidity Program, (See “Item 2. Properties” and "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", below).

The followingTax Credits were generated by the Projects or passed through by the Partnership to the Limited Partnersfor the tax years ended:

•        December 31, 2006, $ -0-;

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

In view of these governmental restrictions and requirements, as well as the resulting legal complexities and costs involved in exploring and attempting to structure various exit strategies, the annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, were not sufficient to permit the Partnership to meet its operating expenses, other than through the sale of the Partnership’s Assets, until a complete exit strategyhas been implemented.  Accordingly, to continue to maintain its operations until a complete exit strategy could be implemented, the Partnership began accepting offers it had received to sell the Partnership’s Interests in a number of Operating Partnerships that own the Projects and sold 100% of its interests in 77 of its Operating Partnerships to MPFBA [as hereafter defined] (as set forth in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  - Liquidity", below).

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

For the fiscal years ended March 31, 2007 (the "2007 Fiscal Year"), March 31, 2006 (the “2006 Fiscal Year"), and March 31, 2005 (the “2005 Fiscal Year") the Partnership had cash and cash reserves totaling $269,146, $620,060, and $351,088 respectively.

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

The Partnership used its capital resources during these periods to fund its operations, including the payment of fees to the Independent Manager under the Management Agreement, for professional fees attributed to costs relating to preparation and review of documents in connection with the implementation of the sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program and exit strategy for the ultimate liquidation of the Partnership (See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity") .

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

Item 2.  Properties.

               Each Operating Partnership owned and operated a Project, which generated Tax Credits under Section 42 of the Tax Code over its initial 10-years of existence or slightly longer.  A description of the Projects in which the Partnership still owned interests as of March 31, 2007 is contained in the following tables.  Immediately following these tables, is a glossary which provides an explanation of certain terms used in the table headings, as well as a discussion of certain Projects.

Bayfield Low Income Housing Limited Partnership

Ownership Interest in Operating Partnerships

Operating Partnership	City	State	Number of Apts. Units	Project’s Mortgage Balance	Developer’s Original Equity	Original Tax Items	Original Capital Events	Bayfield’s Committed Capital Contribution	Accum. LIHC (from Inception of Bayfield)	Percent of Interest Sold
HoustonAssociates	Lycoming Country	PA	24	927,179	29,850	99	50	234,799	411,487	50
Park Place EastAssociates	Muncy	PA	24	887,717	30,250	99	50	241,188	375,183	33
Park Place NorthAssociates	Muncy	PA	16	589,885	32,300	99	50	146,836	249,828	33
Sleepy Oaks Limited Partnership	West Branch	MI	12	269,570	25,265	95	50	82,239	116,486	0
Spring Meadow Apartments Ltd.	RussellSprings	KY	24	708,440	55,537	99	50	183,090	281,587	18.29
Summer Place, Ltd.	St. Helen	MI	12	329,129	18,050	95	50	81,457	119,593	0
Valley Place Associates	Elysburg	PA	32	1,258,295	67,200	99	50	311,318	566,031	50
Housing Partners XVII, L.P.	N/A	N/A	N/A	N/A	N/A	57	57	13,972	510,312	0
			144	$ 4,970,215	$ 258,452			$ 1,280,927	$ 2,630,507

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

Accumulated LIHC (from Inception of Bayfield)- The amount of LIHC generated by the Operating Partnerships and allocated to the Partnership from the 7/1/90inception of Bayfield through the tax year ending 12/31/04.

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

Accordingly, no sales of Units have been allowed except in such unforeseen circumstances, to Family Trusts and heirs upon the death of a Unit Holder, and pursuant to the Tender Offerwith respect to which Megan Asset purchased the Limited Partnership Interests of 864 Limited Partners

with an ownership percent totaling 46.90%, the sale of the Defaulted Limited Partners’ Units to Megan Asset pursuant to which it purchased the Limited Partnership Interests of a further 43 Defaulted Limited Partners with an ownership percent of 2.89% at private sale pursuant to the Plan and Defaulted Limited Partners’ Limited Partner Security Agreement, and the purchase by Megan Asset of 1.14% interests from a few other limited partnership interests directly from those Limited Partners for the same price as contained in the Tender Offer.  As of March 28, 2008Megan Asset owned 50.93% Limited Partnership Interest or 51.44% of the 99% Limited Partnership Interests, a majority in interest of the Limited Partnership Interests.

Approximate Number of Security Holders

As of March 31, 2007, there were approximately 925 holders of Limited Partnership Interests.

Distributions

               No distributions were made to Limited Partners for fiscal years ending March 31, 2007, March 31, 2006, and March 31, 2005.

Item 6.  Selected Financial Data

               The information set forth below presents selected historical financial data of the Partnership for the years ended March 31, 2007, 2006, 2005, 2004, and 2003.  This information has been derived from and is qualified by reference to the additional detailed information set forth in the audited financial statements listed in Item 14 hereof and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 in this Report.

OPERATIONS
	For the Year Ended March 31, 2007	A For the Year Ended March 31, 2006	For the Year Ended March 31, 2005	For the Year Ended March 31, 2004	For the Year Ended March 31, 2003
Interest income	$ 3,374	$ 2,462	$ 588	$ 303	$ 655
Other Income	0	0	0	2,022	1,170
	3,374	2,462	588	2,325	1,825

Equity in income (losses) of Operating Partnerships including Sale of Interest	164,696	1,913,425	2,297,099	521,582	(232,737)
Expenses	(990,968)	(1,498,794)	(688,187)	(537,339)	(325,473)
Net Income (Loss)	$ (822,898)	$ 417,088	$ 1,609,500	$ (13,432)	$ (556,385)
Net income (loss) per 0.05% Partnership Interest	$ (407)	$ 206	$ 796	$ (6)	$ (278)
Cash Distributions Per 0.05% Partnership Interest	$ 0	$ 0	$ 0	$ 0	$ 0

Balance Sheet	As of March 31, 2007	As of March 31, 2006	As of March 31, 2005	As of March 31, 2004	As of March 31, 2003
Total Assets	$ 1,329,146	$ 2,218,014	$ 1,810,0743	$ 420,985	$ 265,144
Total Liabilities	$ 65,000	$ 166,557	$ 176,374	$ 396,116	$ 226,843
Partners' Capital	$ 1,264,146	$ 2,051,457	$ 1,634,369	$ 24,869	$ 38,301

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

               Prior to calendar 1995, the Partnership's primary source of funds was the payment by Limited Partners of the amounts owed to the Partnership for their capital contributions pursuant to their note given in payment of the purchase price at the time they purchased their interest in the Debtor Investor Partnership (the “Investor Notes”).  Each of the Investor Notes was payable in semi-annual installments through December 31, 1994.  As of March 31, 2007, an aggregate of $1,012,146 was owed pursuant to the Investor Notes.  These notes are past due and are considered uncollectible. These amounts were not written off on the Partnership’s financial statements as the amount is reflected as a negative in the Partners' Capital section of the balance sheet and since the defaulted investor units had not been cancelled. Pursuant to a notice by certified mail dated April 21, 2006 (the “Notice”) the Partnership made a final attempt at the collection on the past due notes from Defaulted Limited Partners.  As none of the Defaulted Limited Partners paid their past due notes, pursuant to the Notice, the Plan and the Defaulted Limited Partners’ Limited Partner Security Agreement, the Partnership sold the Defaulted Limited Partners limited partnership interests in the Partnership at a private sale on May 25, 2006 to Megan, the General Partner and Independent Manager of the Partnership, for the same price, $10 per Unit, as Megan paid to tendering Limited Partners pursuant to its Tender Offeror or a total of $560.

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

As it is anticipated that all debts and liabilities of the Partnership will be paid, except sums due Megan Asset with respect to the 50% of any distributions originally payable to Continental Construction Management Corporation, to which it is entitles, in the amount of approximately $1,446,271 as of March 31, 2007 and $882,200 as of March 28, 2008 when the Partnership was dissolved, which sum also accrues interest at the rate of eight percent (8%) until paid, and any debts and liabilities of the Partnership unable to be paid will become the liability of Megan Asset as the General Partner of the Partnership, upon liquidation the Partnership assigned to Megan Asset all its rights, title and interests in 1) the sums due and evidenced by three secured promissory notes from MPF BA, in aggregate amount of $610,000 payable in three installments through December 1, 2009; 2) the seriously past due cash flow distributions or tax review and/or preparation fees from all Operating Partnerships of an estimated value of $60,000; 3) Housing Partners IX and XVII which own varying limited partnership interests in two Projects having only an estimated minimal value, and 4) all other property, claims, rights of action, judgments, benefits, receivables or interests of the Partnership, having no known value.

Liquidity

               The Partnership's principal uses of funds were its operating and expenses in connection with the sale of its Operating Partnerships and the payment of it’s debts and, prior to December 31, 1994, were for (i) capital contributions to the Operating Partnerships and (ii) payments to the Secured Lenders of the Debtor Investor Partnerships.  The remaining unpaid balances of such contractual obligations at each of March 31, 2007, March 31, 2006, and March 31, 2005 were $-0-, -$-0-, and $16,122 with respect to the Operating Partnerships that were in default on their obligations to the Partnership.  The Partnership also assumed certain accrued expenses pursuant to the Plan that were paid in full as of March 31, 1996, except for the Continental pre-petition expenses and 8% Interest Obligation.  The Partnership also made distributions to certain Limited Partners that were in the original debtor Brighton Estates Limited Partnership as provided in the Plan.

               For the 2007 Fiscal Year, the 2006 Fiscal Year, and the 2005 Fiscal Year gross cash amounts received by the Partnership were as follows:

(i) None from payments of capital contributions by Limited Partners pursuant to their Investor Notes; and

(ii) None from interest income on the Investor Notes during any of these years; however $3,3374, $2,462, and $588 respectively, of interest income was received on deposits maintained in escrow accounts pursuant to the Plan were received; and

(iii) $664,398, $1,737,331, and $982,101, respectively, were received from proceeds of sales of Partnership Interests.

For the 2007 Fiscal Year, the 2006 Fiscal Year, and the 2005 Fiscal Year, the uses of funds by the Partnership were as follows:

(i)         $-0-, $-0-, and $26,050, respectively, for capital contributions to the Operating Partnerships;

(ii)        $230,303, $729,094, and $487,048, respectively, for professional fees. For the 2007 Fiscal Year professional fees were attributed to professional costs relating to SEC issues and preparation and review of documents in connection with the implementation of the sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program and exit strategy for the ultimate liquidation of the Partnership and the preparation of amended partnership agreements for numerous Operating Partnerships with interests being transferred, among other things.

(iii)       $90,665, $129,795, and $128,445 respectively, for operating expenses; and

(iv)       $670,000, $639,919, and $72,694 respectively, for payments of Continental pre-petition expenses in accordance with the Plan.

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

               The net decrease in cash held by the Partnership amounted to $350,914 for the 2007 Fiscal Year, and a net increase in cash of $268,972 for the 2006 Fiscal Year, and $92,993 for the 2005 Fiscal Year.  As discussed above in “Item 1. - Description of Business”, the  annual payments to be received from the Operating Partnerships, in combination with the Partnership's reserves, were insufficient to permit the Partnership to meet its operating expenses and pay its debts and liabilities without the sale of the Partnership’s Assets to MPF BA and pursuant to various other options, to the Operating General Partners,   Accordingly, in view of the fact that the Partnership had achieved its primary objectives and didn’t appear  to be able to raise more capital to continue to maintain its operations and pay it’s debts, the General Partner determined that it was in the best interests of the Partnership to and it liquidated all of the Partnership’s Assets and thereafter dissolved the Partnership on March 28, 2008 as set forth herein.

Results of Operations

               Expenses, comprised principally of management fees, professional services costs, and Continental pre-petition expenses, exceeded income, which is comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, by $822,898 for the 2007 Fiscal Year.  For the 2006 Fiscal Year and the 2005 Fiscal Year income, comprised principally of proceeds from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program, exceed expenses, comprised principally of management fees, professional services costs, and Continental pre-petition expenses, by $417,088, and $1,609,500 respectively.

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

•        December 31, 2006, $ -0-;

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

•        December 31, 2002, $96,208,or approximately $48 per 0.05% of Partnership Interest;

•        December 31, 2001, $102,890,or approximately $51 per 0.05% of Partnership Interest;

•        December 31, 2000, $201,794,or approximately $101 per 0.05% of Partnership Interest; and

•        December 31, 1999, $1,232,441,or approximately $616 per 0.05% of  Partnership Interest.

Interest income increased by approximately $912 for the 2007 Fiscal Year, $1,874 for the 2006 Fiscal Year, and $285 for the 2005 Fiscal Year, due to increased balances in the escrow accounts resulting the sales of Operating Partnerships pursuant to the Liquidity Program.

               The net loss was $822,898 for the 2007 Fiscal Year, and net income was  $417,088 for the 2006 Fiscal Year, $1,609,500 for the 2005 Fiscal Year.  The equity in income or losses from Operating Partnerships fluctuates from year to year based on the results of operations from the Projects.  Net income from the sale of interest in Operating Partnerships including equity in income of the Operating Partnerships was $164,696 for the 2007 Fiscal Year, $1,913,425 for the 2006 Fiscal Year, and $2,297,099 for the 2005 Fiscal Year, which amounts consist primarily of income from the sale of the Partnership’s Interests in the Projects pursuant to the Liquidity Program. The Partnership uses the equity method of accounting for its investment in its Operating Partnerships and under the equity method losses in excess of aggregate investment in each Operating Partnership are not recognized.  Therefore in recent years the reported losses from the Operating Partnerships have been declining due to basis limitation and the sale of Operating Partnership Interests.  For income tax reporting purposes 100% of the income or losses are passed through to the Limited Partners on their K-1's.

              Management fees paid were $85,750 for the 2007 Fiscal Year, $106,759 for the 2006 Fiscal Year, and $118,000 for the 2005 Fiscal Year.  The reduction in management fees resulted from the decrease by $750 for each Operating Partnership in which the Partnership’s Interests was completely sold prior to the beginning of a fiscal year.

              Professional fees of approximately $230,303 for the 2007 Fiscal Year included fees attributable to professional costs relating to SEC issues and preparation and review of documents in connection with the implementation of the sales of the Partnership’s Interests in the Operating Partnerships pursuant to the Liquidity Program and exit strategy for the ultimate liquidation of the Partnership and the preparation of amended partnership agreements for numerous Operating Partnerships with interests being transferred, among other things.  Professional fees of approximately $729,094 for the 2006 Fiscal Year included fees attributable to professional costs relating to the negotiations and preparation of contracts to purchase and/or sales agreements, options, and related closing documents, and the sale of the Partnership’s Interests in 81 Operating Partnerships to MPF Bayfield Acquisition, LLC, other sales pursuant to the Partnership’s Liquidity Program and the preparation of amended partnership agreements for Operating Partnerships with interests being transferred, among other things.

               No interest expense was incurred in the 2007, 2006, and 2005, Fiscal Years as all indebtedness to the Secured Lenders was paid in full prior to the 1996 Fiscal Year and interest on the Dominium Loan and Subsequent Loans was included as part of the purchase price when Dominium accepted the Dominium Collateral Partnerships in full satisfaction of all principal and interest due on the Loan and Subsequent Loans.

               No amortization of organization costs were incurred in the 2007, 2006, and 2005 Fiscal Years due to the fact that amortization of all organization costs was completed in 1996.

                Pursuant to the Plan, amounts due and unpaid to Operating Partnerships by the Debtor Investor Partnerships prior to the implementation of the Plan in July 1990 accrued interest at the rate of eight percent (8%) until paid.  Pursuant to the Settlement Agreement (described in “Item 1.  Business – Organization” above) and the Management Agreement (described in “Item 11.  Executive Compensation - Compensation of the Independent Manager” below) the Independent Manager is entitled to receive an amount equal to 50% of any distributions originally payable to Continental Construction Management Corporation, a subsidiary of First American, which sums also accrue interest at the rate of eight percent (8%) until paid. As the non-payment of these amounts are not a default under the Plan and any such unpaid amount becomes payable only as a first and second priority out of Capital Events respectively, contingent liabilities, or as liabilities or debts of the Partnership prior to any distribution under the Partnership Agreement, as the Partnership has not had sufficient funds to pay these amounts, the Partnership did not pay them currently and has not accrued the amount or any interest on its financial statements. In the 2007 Fiscal Year, the 2006 Fiscal Year and the 2005 Fiscal Year the Partnership paid the Independent Manager $670,000, $639,919, and $72,694, respectively, toward what it is entitled to receive of the amount originally payable to Continental Construction Management Corporation under the Plan.

The amount of the interest which could be payable under the Plan to the Operating Partnerships as a first priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement with respect to the Projects in which the Partnership still owned interests as of March 31, 2007 is estimated at $-0- as of March 31, 2007.  The amount and interest which could be payable under the Plan as a second priority from Capital Events or as a liability or debt of the Partnership prior to any distribution under the Partnership Agreement to the Independent Manager is estimated at $1,446,271 as of March 31, 2007.

               The Partnership is organized as a limited partnership and is a "pass through" entity, which does not, itself, pay federal income tax.  However, the partners of the Partnership receive their proportionate share of Tax Credits and other tax benefits accruing to the Partnership.  For the tax years ended December 31, 2006, 2005, and 2004, respectively, Limited Partners were allocated $-0-, $-0-, and $-0- in Tax Credits, or approximately $-0-, $-0-, and $-0-, per 0.05% of Partnership Interest, respectively.

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

Changes in Internal Controls:

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE
Annual Compensation

Fiscal Year Other
Name and Principal Position Ended Fee Compensation (1)

Megan Asset Management, Inc. - 3/31/07 $ 85,750 $670,000
Independent Manager 3/31/06 $106,759 $639,919
3/31/05 $118,000 $ 72,694

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

               The total amount originally due to Continental Construction was $2,379,645, plus 8% interest as provided in the Plan from September 30, 1989.  As of March 31, 2007 the total amount remaining due, plus accrued interest was $4,301,845, of which, pursuant to the Settlement Agreement, 50% is due to the Independent Manager however, the 50% due to the Partnership was off-set by the Partnership from payments due the respective Operating Partnerships under the Plan.  As of March 31, 2007 the total amount unpaid and remaining due, plus accrued interest, to the Independent Manager was $1,446,271. With respect to the above 25% of gross fees earned from any of the Operating Partnership, $ -0-, $ -0- and $-0- were due and paid to the Partnership respectively for the 2007, 2006 and 2005 Fiscal Years.

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

Compensation of the Investors Committee

               The Investors Committee received an annual operating budget from the Partnership of up to $50,000, through December 31, 1994, but which was continued during subsequent periods including the periods in which the Partnership was considering exit or liquidation strategies pursuant to a budget approved by the General Partner, to cover the costs, fees and expenses of performing its services.  Members of the Investors Committee receive $125.00 per hour, plus direct expenses, for time spent in the performance of their duties on behalf of the Investors Committee, including $1,000 for meetings of the Investors Committee.  An aggregate of $ -0-, $3,175 and $-0- was paid to Investors Committee by the Partnership for fiscal periods ending March 31, 2007, March 31, 2006, and March 31, 2005.  The members of the Investors Committee were also indemnified by the Partnership against claims arising in connection with the formation of the Partnership and the performance of their duties, except to the extent arising from gross negligence or willful misconduct the same as the Independent Manager and the Developers Class Representative.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

              Prior to December 27, 2005, no partner was the holder of 5% or more in Limited Partnership Interests of the Partnership and neither the General Partner, Independent Manager nor any of its officers or directors held any Limited Partnership Interests. As a result of its Tender Offer dated November 17, 2005, Megan Asset, the General Partner and Independent Managerof the Partnership, on December 28, 2005accepted the tenders and purchased the Limited Partnership Interests of 864 Limited Partners with an ownership percent totaling 46.90%.  Subsequently, on May 25, 2006 Megan Asset purchased the Limited Partnership Interests of a further 43 Defaulted Limited Partners with an ownership percent of 2.89% at private sale pursuant to the Plan and Defaulted Limited Partners’ Limited Partner Security Agreement, and purchased 1.14%  interests from a few other Limited Partners.  Accordingly, Megan Asset is the owner of more than five percent of the Limited Partnership Interests owning a 50.93% Limited Partnership Interest or 51.44% of the 99% Limited Partnership Interests, a majority in interest of the Limited Partnership Interests, in addition to its 1% interest as the General Partner of the Partnership.  No other partner is the holder of 5% or more in Limited Partnership Interests of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

Gary L. Maddock P.C.

               Gary L. Maddock P.C. is a New York corporation of which Megan Asset Management's Chairman, Secretary and shareholder, Gary L. Maddock, is also the president, sole shareholder and employee and through which he was engaged in the public practice of law.  The Partnership paid Gary L. Maddock P.C.  $187,919 in fees and expenses related to services rendered to the Partnership, during the 2007 Fiscal Year.

Paul J. Maddock P.C.

               Paul J. Maddock P.C. is a North Dakota corporation of which Megan Asset Management's President, Treasurer and shareholder, Paul J. Maddock, is also the president and sole shareholder and through which he practices public accounting.  The Partnership paid Paul J. Maddock P.C. $41,500 in accounting fees during the 2007 Fiscal Year related to tax return services rendered to the Partnership and Operating Partnerships and the review of the tax returns of all other Operating Partnerships.  Each Operating Partnership is responsible for and is billed for these accounting and review services, which were, when and if collected, reimbursed to the Partnership.

Item 14.  Principle Accountant Fees and Services.

Fees paid to the Partnership’s independent auditors for Fiscal Years 2007 and 2006 were comprised of the following:

Fee Type	2007	2006
Audit Fees	$ -0-	$30,000
Audit Related Fees	-0-	-0-
Tax Fees	15,000	15,000
All Other Fees	-0-	-0-

Total	$15,000	$ 45,000

Audit Committee

The Partnership has no Audit Committee.  All audit services and any permitted non–audit services performed by the Partnership’s independent auditors are pre-approved by Megan Asset Management, Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements and Financial Statement Schedules

               Reports of Independent Accountants

               Balance Sheets as of March 31, 2007, March 31, 2006

               Statements of Operations for the fiscal year ended March 31, 2007, March 31, 2006, and March 31, 2005

               Statements of Changes in Partners' Capital for the fiscal year ended March 31, 2007, March 31, 2006, and March 31, 2005
Statements of Cash Flows for the fiscal year ended March 31, 2007, March 31, 2006,  and March 31, 2005

               Notes to Financial Statements as of March 31, 2007

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

(c)        Reports on Form 8-K

               None

 _________________________

*       Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 1993

**     Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 2004

***   Incorporated by reference to Exhibit of the same number to Form 10-K for the Fiscal Year Ended March 31, 2005

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